Form 10-Q
period 2022-06-30
Mobiv Acquisition Corp
filed 2022-09-15
CIK 1931691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File
Number: 001-41464

Mobiv Acquisition Corp
(Exact name of registrant as specified in its charter)

Delaware	87-4345206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Library Avenue, Suite 204 Newark, Delaware	19711
(Address of principal executive offices)	(Zip Code)
302-738-6680
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Redeemable Warrant	MOBVU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.000001 per share	MOBV	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MOBVW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of September 1
5
, 2022, there were 10,648,350 shares of Class A common stock, par value $0.000001 per share, and 2,501,250 shares of Class B common stock, par value $0.000001 per share, issued and outstanding.

MOBIV ACQUISITION CORP
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page

Part I. Financial Information

Item 1.	Financial Statements	1

	Balance Sheet as of June 30, 2022 (Unaudited)	1

	Statements of Operations for the three months ended June 30, 2022 (Unaudited) and for the period from January 7, 2022 (Inception) through June 30, 2022 (Unaudited)	2

	Statement of Changes in Stockholders’ Equity for the period from January 7, 2022 (Inception) through June 30, 2022 (Unaudited)	3

	Statement of Cash Flows for the period from January 7, 2022 (Inception) through June 30, 2022 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MOBIV ACQUISITION CORP
BALANCE SHEET
JUNE 30, 2022
(UNAUDITED)

ASSETS
Current asset—cash	$9,838
Deferred offering costs	251,476

TOTAL ASSETS	$261,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,269
Accrued offering costs	122,655
Promissory note – related party	113,774

Total Current Liabilities	237,698

Commitments (Note 6)
Stockholders’ Equity
Preferred stock, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.000001 par value; 10,000,000 shares authorized; 2,501,250 shares issued and outstanding	3
Additional paid-in capital	24,997
Accumulated deficit	(1,384)

Total Stockholders’ Equity	23,616

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,314

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) TO JUNE 30, 2022
Formation and operating costs	$110	$1,384

Net Loss	$(110)	$(1,384)

Weighted average shares outstanding, basic and diluted	2,501,250	2,501,250
Basic and diluted net loss per common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH JUNE 30, 2022
(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 7, 2022 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	2,501,250	3	24,997	—	25,000
Net loss	—	—	—	(1,274)	(1,274)

Balance — March 31, 2022	2,501,250	$3	$24,997	$(1,274)	$23,726
Net loss	—	—	—	(110)	(110)

Balance — June 30, 2022	2,501,250	$3	$24,997	$(1,384)	$23,616

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH JUNE 30, 2022
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,269

Net cash used in operating activities	(115)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholders	25,000
Proceeds from promissory note – related party	1,000
Payment of offering costs	(16,047)

Net cash provided by financing activities	9,953

Net Change in Cash	9,838
Cash – beginning of period	—

Cash – end of period	$9,838

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$122,655

Deferred offering costs included in promissory note – related party	$112,774

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS
Mobiv Acquisition Corp (the “Company”) is a blank check company incorporated in the State of Delaware on January 7, 2022. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). While the Company may pursue an initial business combination target in any business, industry or sector or geographical location, the Company intends to focus on businesses in the electric vehicles and urban mobility industries and expressly disclaims any intent to and will to pursue a Business Combination with any business located in China, Hong Kong, Macau, Taiwan, Russia or Iran.
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Mobiv Pte. Ltd., a Singapore private company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,050,000 (the “Initial Public Offering”), and incurring offering costs of $5,400,448, of which $3,501,750 was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a
45-day
option to purchase up to an additional 1,305,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 5, 2022, the over-allotment option was exercised in full, and the closing occurred simultaneously with the Initial Public Offering on August 8, 2022.
Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 543,300 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,433,000 (the “Private Placement”) (see Note 4).
Following the closing of the Initial Public Offering on August 8, 2022, an amount of $102,551,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of the Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing an initial business combination which contain substantially the same financial and other information about an initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act.
The Sponsor has agreed to (i) waive its redemption rights with respect to its Class B common stock (the “founder shares”) and public shares in connection with the completion of the Company’s initial business combination including through the placement units, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination within nine months from the closing of this offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month
extensions provided that, pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between Continental Stock Transfer & Trust Company and the Company, the Sponsor deposits into the Trust Account, an additional $0.0333 per unit for each month extended totalling $333,166.50 per month since the underwriter exercised its full over-allotment option (yielding $2,607,390 assuming nine extensions or $2,998,498.50 assuming nine extensions, which the Sponsor is not obligated to do), or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete an initial business combination within nine months from the closing of the Initial Public Offering, as may be extended under the terms of the registration statement, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of its initial business combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
The Company will have until 9 months from the closing of the Initial Public Offering (or up to a total of 18 months from the closing of the Initial Public Offering at the election of the Company in nine separate one month extensions subject to satisfaction of certain conditions, including the deposit of $333,166.50 ($0.0333 per unit in either case) for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s certificate of incorporation) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay taxes and if needed dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Offering price per Unit.
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per unit, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 in cash from the Sponsor in exchange for issuance of founder shares (as defined in Note 5), and loan from the Sponsor of $113,774 under the Note (as defined in Note 5). The Company repaid the Note in full on August 11, 2022, after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
As of June 30, 2022, the Company had cash of $9,838 and a working capital deficit of $227,860. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Certificate of Incorporation. The accompanying financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on August 3, 2022, as well as the Company’s Current Reports on Form
8-K,
as filed with the SEC on August 12, 2022. The interim results for the period from January 7, 2022 (inception) through June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $9,838 and had no cash equivalents as of June 30, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. On June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Deferred Offering Costs
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
”. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. These costs, together with the underwriter discount of $1,500,750, were charged to additional paid-in
capital upon completion of the Public Offering.
As of June 30, 2022, there were $251,476 of deferred offering costs recorded in the accompanying unaudited balance sheet.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from January 7, 2022 (inception) to June 30, 2022.
Net loss per share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 10,005,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. At June 30, 2022, there were no shares of Class A common stock subject to possible redemption outstanding.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 3. INITIAL PUBLIC OFFERING
On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 Units (including the issuance of 1,305,000 Units as a result of the underwriter’s full exercise of its over-allotment option), at $10.00 per Unit, generating gross proceeds of $100,050,000.
Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 543,300 Placement Units at a price of $10.00 per Placement Unit ($5,433,000 in the aggregate).
The proceeds from the sale of the Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Company’s Trust Account with respect to the placement shares, which will expire worthless if the Company does not consummate a business combination. With respect to the placement warrants (“Placement Warrants”), as described in Note 7, the warrant agent shall not register any transfer of placement warrants until after the consummation of an initial business combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). On May 1, 2022, the Sponsor transferred 5,000 shares to the Company’s Chief Financial Officer and 5,000 shares to each of the Company’s independent directors. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of June 30, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor will no longer be subject to forfeiture.
The initial stockholders holding the founder shares have agreed not to transfer, assign or sell any shares of the Class B common stock (except to certain permitted transferees) until the earlier to occur of: (A) six months after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of Class A common stock equals or exceeds $12.00 per unit (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Promissory Note – Related Party
On April 22, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Offering. The note is non-interest
bearing and payable on the earlier of the consummation of the Offering or December 31, 2022. The outstanding amount has been repaid after the completion of the offering out of the $431,000 of offering proceeds that has been allocated for the payment of offering expenses. As of June 30, 2022, the Company had borrowed $113,774 under the promissory note with the Sponsor. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes initial business combination, the Company will repay such loaned amounts. In the event that initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial business combination. The units would be identical to the placement units. As of June 30, 2022, there is no amount outstanding under such Working Capital Loans.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Administrative Services Arrangement
An affiliate of the Company’s has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, of $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s registration statement, for such administrative services.
Representative Shares
In connection with the Initial Public Offering, the Company issued the Representative 100,050 shares upon full exercise of the Over-allotment Option (the “Representative Shares”). The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial business combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within 9 months from the closing of the Initial Public Offering (or up to a total of 18 months at the election of the Company in up to nine one-month
extensions subject to satisfaction of certain conditions, including the deposit of up to $289,710, or $333,166.50 if the underwriters’ over-allotment option is exercised in full ($0.0333 per unit in either case) for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with its certificate of incorporation) to consummate a Business Combination.
The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up
for a period of 180 days immediately following the date of the effectiveness of the registration statement of which the prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the prospectus forms a part or commencement of sales of the Public Offering, except to any underwriter and selected dealer participating in the Offering and their officers, partners, registered persons or affiliates, provided that all securities so transferred remain subject to the lock-up
restriction above for the remainder of the time period.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the founder shares and placement units (including securities contained therein) and the units (including securities contained therein) that may be issued upon conversion of working capital loans, and Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of its initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Underwriting Agreement
The underwriters purchased the 1,305,000 of additional Units to cover over-allotments, less the underwriting discounts and commissions.
The underwriters were paid a cash underwriting discount of
one-point
five percent (1.50%) of the gross proceeds of the Offering, or $1,500,750 as the underwriters’ over-allotment is exercised in full at the date of the Initial Public Offering. The underwriters are also entitled to a deferred fee of three-point five percent (3.50%) of the gross proceeds of the Offering, or $3,501,750 as the underwriters’ over-allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the Initial Public Offering shares in the Company’s Class A common stock or 100,050 Class A common stock as the underwriters’ over-allotment is exercised in full.
Right of First Refusal
For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a business combination, the Company has granted EF Hutton, a right of first refusal to act as sole investment banker, sole book-runner, and/or sole placement agent, at EF Hutton’s sole discretion, for any and all future private or public equity and debt offerings, including all equity linked financings, during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part. The right of refusal shall also encompass the time period leading up to the closing of the initial business combination while the Company is still a special purpose acquisition company.
NOTE 7. STOCKHOLDERS’ EQUITY
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On
July 1, 2022
, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. The Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering, which amount would greater if the initial stockholders purchased Units in the Offering. On May 1, 2022, the Sponsor transferred 5,000 founder shares pursuant to executed securities assignment agreements to the Company’s Chief Financial Officer and each of the three independent directors at their original purchase price. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of June 30, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor will no longer be subject to forfeiture. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one
basis.
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022, there were no preferred shares issued or outstanding.
Warrants —
Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A Common Stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
The Placement Warrants (underlying the Placement Units) will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except as described below. The Placement Warrants (including the Class A common stock issuable upon the exercise of the Placement Warrants) will not be transferrable, assignable, or salable until 30 days after the completion of an initial business combination subject to certain limited exceptions.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements except for the following.
The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 Units at $10.00 per Unit, generating gross proceeds of $100,050,000, and incurring offering costs of $5,400,448, of which $3,501,750 was for deferred underwriting commissions. The Company granted the underwriter a
45-day
option to purchase up to an additional 1,305,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 5, 2022, the over-allotment option was exercised in full, and the closing occurred simultaneously with the Initial Public Offering on August 8, 2022.
Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 543,300 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,433,000.
Following the closing of the Initial Public Offering on August 8, 2022, an amount of $102,551,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in the Trust Account.
On August 11, 2022, the Company repaid $113,774 under the promissory note with the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Quarterly Report on Form
10-Q
(this “Quarterly Report”) to “we,” “us” or the “Company” refer to Mobiv Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mobiv Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a newly organized blank check company incorporated on January 7, 2022 as a Delaware corporation, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We have not selected any specific Business Combination target and we have not, nor anyone in our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.
While efforts to identify a target business may span many industries and geographies, our focus will be predominantly to acquire a niche electric vehicle (“EV”) company that contributes to solving the mobility and space challenges of modern cities in a sustainable manner without compromising the comfort and safety of its passengers. We believe that global urbanization creates one of the biggest challenges over the near future. While identifying the right target, we want to realize our vision to provide impactful and game-changing solutions to those challenges and contribute actively for the betterment of tomorrow’s world. Our target acquisition strategy will be focused on companies with a proven product and clear go-to-market
strategy, among other criteria. We expect to distinguish ourselves by leveraging on a broad spectrum of internal and external network of relationships within the automotive, financial and energy-related sectors, which we believe will help us to identify opportunities effectively and efficiently. While we may pursue a business combination target in any business, industry or geographic region, we intend to focus our search on businesses in the EV industry with a focus throughout Asia, Israel and Europe, however, we expressly disclaim any intent to and will not consummate a business combination with a target business located in China, Hong Kong, Macau, Taiwan, Russia or Iran.
We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private placement units (“Placement Units”) that occurred simultaneously with the Initial Public Offering, our securities, debt or a combination of cash, securities and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2022 (inception) through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 7, 2022 (inception) through June 30, 2022, we had a net loss $1,384, which consisted of formation and operating costs.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.000001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor through proceeds from the Promissory Note.
Subsequent to the quarterly period covered by this Quarterly Report, on August 8, 2022, we consummated the Initial Public Offering of 10,005,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $100,050,000, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,305,000 Units, at $10.00 per Unit. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 543,300 Private Placement Units (“Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mobiv Pte. Ltd., (the “Sponsor”), generating gross proceeds of $5,433,000.
Following the Initial Public Offering on August 8, 2022, including the full exercise of the over-allotment option, and the Private Placement, a total of $102,551,250 (or $10.25 per Unit) was placed in the Trust Account. We incurred $5,400,448 in Initial Public Offering related costs, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.
In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we will repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022.

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than as described below.
We have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, and secretarial and administrative support. We began incurring these fees on the filing of the initial draft registration statement, which was August 3, 2022 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
On April 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of June 30, 2022, the Company has borrowed $113,774. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor.
The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $3,501,750 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination and (ii) will be waived by the underwriters in the event that we do not complete a Business Combination.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-
15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC on August 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or result of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 22, 2022, we issued an aggregate of 2,875,000 founder shares to the Sponsor for an aggregate price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares to us for no consideration, which surrender was effective retroactively. On August 5, 2022, in connection with the underwriters’ election to fully exercise their over-allotment option, an aggregate of 326,250 founder shares were no longer subject to forfeiture, and 2,501,250 founder shares remain outstanding. The founder shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment.
On August 8, 2022, we consummated the Initial Public Offering of 10,005,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,305,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,050,000. Each Unit consists of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable at any time commencing on the later of April 3, 2023, 9 months from the effectivity of our Registration Statement or 30 days from the date of the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.
EF Hutton, division of Benchmark Investments, LLC (“EF Hutton” is acting as the sole book-running manager and as the representative of the underwriters mentioned in the prospectus for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-265353)
(the “Registration Statement”). The SEC declared the Registration Statement effective on August 3, 2022.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 543,300 Placement Units (each, a “Placement Unit” and, collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mobiv Pte. Ltd. (the “Sponsor”), generating gross proceeds of $5,433,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The proceeds from the sale of the Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Company’s trust account with respect to the placement shares, which will expire worthless if we do not consummate our business combination. With respect to the placement warrants (“Placement Warrants”), the warrant agent shall not register any transfer of placement warrants until after the consummation of an initial business combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. The Placement Warrants (underlying the Placement Units) will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except as described below. The Placement
Warrants (including the Class A common stock issuable upon the exercise of the Placement Warrants) will not be transferrable, assignable, or salable until 30 days after the completion of an initial business combination subject to certain limited exceptions.
We incurred $5,400,448 in Initial Public Offering related costs, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.
After deducting the underwriting fees (excluding the deferred portion of $3,501,750, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement was $103,584,302, of which $102,551,250 was placed in the Trust Account.
For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBIV ACQUISITION CORP

Date: September 15, 2022	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: September 15, 2022	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)