Form 10-Q
period 2022-09-30
Mobiv Acquisition Corp
filed 2022-11-10
CIK 1931691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-41464

Mobiv Acquisition Corp
(Exact name of registrant as specified in its charter)

Delaware	87-4345206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Library Avenue , Suite 204 Newark, Delaware	19711
(Address of principal executive offices)	(Zip Code)
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
As of November 10, 2022,
 there were
10,648,350 shares of Class A common stock, par value $0.000001 per share, and 2,501,250 shares of Class B common stock, par value $0.000001 per share, issued and outstanding.

MOBIV ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Balance Sheet as of September 30, 2022 (Unaudited)	1

	Statements of Operations for the three months ended September 30, 2022 (Unaudited) and for the period from January 7, 2022 (Inception) through September 30, 2022 (Unaudited)	2

	Statements of Changes in Stockholders’ Deficit for the period from January 7, 2022 (Inception) through September 30, 2022 (Unaudited)	3

	Statement of Cash Flows for the period from January 7, 2022 (Inception) through September 30, 2022 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MOBIV ACQUISITION CORP
UNAUDITED BALANCE SHEET
AS OF SEPTEMBER 30, 2022
(UNAUDITED)

ASSETS
Current assets:
Cash	$552,111
Prepaid expenses and other current assets	24,042
Short-term prepaid insurance	278,664

Total current assets	854,817

Non-current assets:
Long-term prepaid insurance	92,892
Marketable securities held in Trust Account	102,861,438

Total Assets	$103,809,147

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$247,801
Income taxes payable	34,416
Amount due to related party	9,047

Total current liabilities	291,264
Non-Current liabilities:
Deferred underwriting fee payable	3,501,750

Total liabilities	3,793,014

Commitments and Contingencies
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 10,005,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.26	102,680,721
Stockholders’ Deficit
Preferred shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 643,350 issued and outstanding (excluding 10,005,000 shares subject to possible redemption)	1
Class B common stock, par value $0.000001; 10,000,000 shares authorized; 2,501,250 issued and outstanding	3
Additional paid in capital	—
Accumulated deficit	(2,664,592)

Total Stockholders’ Deficit	(2,664,588)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$103,809,147

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Period from January 7, 2022 (Inception) Through September 30, 2022
Operating and formation costs	$365,807	$367,191

Loss from operations	(365,807)	(367,191)
Other income:
Dividends on marketable securities held in Trust Account	310,188	310,188

Total other income	310,188	310,188

Loss before provision for income taxes	(55,619)	(57,003)
Provision for income taxes	(34,416)	(34,416)

Net loss	$(90,035)	$(91,419)

Weighted average shares outstanding, Class A common stock	6,134,376	2,121,664

Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.02)

Weighted average shares outstanding, Class B common stock	2,501,250	2,002,881

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) TO SEPTEMBER 30, 2022
(UNAUDITED)

	Class A common stock		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance —January 7, 2022 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,501,250	3	24,997	—	25,000
Net loss	—	—	—	—	—	(1,274)	(1,274)
Balance —March 31, 2022	—	—	2,501,250	3	24,997	(1,274)	23,726

Net loss	—	—	—	—	—	(110)	(110)
Balance —June 30, 2022	—	—	2,501,250	3	24,997	(1,384)	23,616

Sale of 10,005,000 Units on August 8, 2022	10,005,000	10	—	—	100,049,990	—	100,050,000
Offering costs	—	—	—	—	(5,400,448)	—	(5,400,448)
Initial classification of Class A common stock subject to possible redemption	(10,005,000)	(10)	—	—	(100,107,538)	(2,443,702)	(102,551,250)
Sale of 543,300 Private Placement Units	543,300	1	—	—	5,432,999	—	5,433,000
Issuance of 100,050 Representative Shares	100,050	—	—	—	—	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(129,471)	(129,471)
Net loss	—	—	—	—	—	(90,035)	(90,035)

Balance —September 30, 2022	643,350	$1	2,501,250	$3	$—	$(2,664,592)	$(2,664,588)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH
SEPTEMBER 30, 2022
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(91,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends on marketable securities held in Trust Account	(310,188)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,042)
Short-term prepaid insurance	(278,664)
Long-term prepaid insurance	(92,892)
Accounts payable and accrued expenses	247,801
Income taxes payable	34,416

Net cash used in operating activities	(514,988)

Cash Flows from Investing Activities:
Investments of cash into Trust Account	(102,551,250)

Net cash used in investing activities	(102,551,250)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,549,250
Proceeds from sale of Private Placement Units	5,433,000
Amount due to related party	9,047
Proceeds from promissory note—related party	1,000
Repayment of promissory note—related party	(113,774)
Payment of offering costs	(285,174)

Net cash provided by financing activities	103,618,349

Net Change in Cash	552,111
Cash – Beginning of period	—

Cash – End of period	$552,111

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in promissory note—related party	$112,774

Initial classification of Class A common stock subject to possible redemption	$102,551,250

Accretion for Class A common stock to redemption amount	$129,471

Deferred underwriting fee payable	$3,501,750

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Mobiv Pte. Ltd., a Singapore private company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,050,000 (the “Initial Public Offering”), and incurring offering costs of $5,400,448, of which $3,501,750 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a
45-day
option to purchase up to an additional 1,305,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 5, 2022, the over-allotment option was exercised in full, and the closing occurred simultaneously with the Initial Public Offering on August 8, 2022.
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
SEPTEMBER 30, 2022
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
The Sponsor has agreed to (i) waive its redemption rights with respect to its Class B common stock (the “founder shares”) and public shares in connection with the completion of the Company’s initial business combination including through the placement units, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination within nine months from the closing of this offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month
extensions provided that, pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between Continental Stock Transfer & Trust Company and the Company, the Sponsor deposits into the Trust Account, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month since the underwriter exercised its full over-allotment option (yielding $2,607,390 assuming nine extensions or $2,998,498.50 assuming nine extensions, which the Sponsor is not obligated to do), or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete an initial business combination within nine months from the closing of the Initial Public Offering, as may be extended under the terms of the registration statement, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of its initial business combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
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
SEPTEMBER 30, 2022
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
Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 in cash from the Sponsor in exchange for issuance of founder shares (as defined in Note 5), and loan from the Sponsor of $113,774 under the Note (as defined in Note 5). The Company repaid the Note in full on August 11, 2022, after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
As of September 30, 2022, the Company had cash of $552,111 and a working capital of $563,533. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
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
SEPTEMBER 30, 2022
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
as filed with the SEC on August 12, 2022. The interim results for the three months ended September 30, 2022 and for the period from January 7, 2022 (inception) through September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $552,111 and had no cash equivalents as of September 30, 2022.
Marketable Securities Held in Trust Account
At September 30, 2022, substantially all of the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. On September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term
nature.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. These costs, together with the underwriter discount of $1,500,750, were charged to additional paid-in
capital upon completion of the Public Offering.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, clarification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net loss per share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted loss per common stock does not consider the effect of the warrants issued with the (i) Initial Public Offering or (ii) Private Placement because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Such warrants are exercisable to purchase 10,548,300 shares of Class A common stock in the aggregate following a business combination.
The Company’s statements of operations include a presentation of loss per share for Class A common stock (inclusive of shares subject to possible redemption, private placement shares, and representative shares) in a manner similar to the two-class
method of loss per common stock. As of September 30, 2022, the Company had dilutive securities consisting of 10,548,300 warrants that could, potentially, be exercised or converted into common stock, however, because of the net loss they are considered anti-dilutive instruments. As a result, diluted loss per share is the same as basic loss per share for the period presented.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30,		For the Period from January 11, 2021 (Inception) through September 30,
	2022		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(63,957)	$(26,078)	$(47,026)	$(44,393)
Denominator:
Basic and diluted weighted average shares outstanding	6,134,376	2,501,250	2,121,664	2,002,881
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 10,005,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. At September 30, 2022, there were 10,005,000 shares of Class A common stock subject to possible redemption outstanding (excluding the 543,300 private placement shares and 100,050 representative shares reported as part of permanent equity).
At September 30, 2022, the shares of Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$100,050,000
Less:
Shares of class A common stock issuance costs	(5,400,448)
Overfunding in trust account ($0.25/unit)	2,501,250
Plus:
Accretion of carrying value to redemption value	5,400,448

Shares of Class A common stock subject to possible redemption, August 8, 2022 (IPO closing date)	$102,551,250
Plus:
Accretion of carrying value to redemption value	129,471

Shares of Class A common stock subject to possible redemption, September 30, 2022	$102,680,721

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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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
SEPTEMBER 30, 2022 (UNAUDITED)

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). On May 1, 2022, the Sponsor transferred 5,000 shares to the Company’s Chief Financial Officer and 5,000 shares to each of the Company’s independent directors. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of September 30, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor will no longer be subject to forfeiture.
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
Promissory Note – Related Party
On April 22, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Offering. The note is non-interest
bearing and payable on the earlier of the consummation of the Offering or December 31, 2022. The outstanding amount has been repaid after the completion of the offering out of the $431,000 of offering proceeds that has been allocated for the payment of offering expenses. As of the IPO closing date, the Company had borrowed $113,774 under the promissory note with the Sponsor. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor. As of September 30, 2022, there were no outstanding under promissory note.
Amount Due to Related Party
The Sponsor transferred $5,433,279 to the Trust Account before the offering. The $279 excess proceeds over the private placement will be transferred to the Sponsor as over-allotment has already been exercised in full. As of September 30, 2022, there was $9,047 outstanding under amount due to related party including the $279 excess proceeds over the private placement.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes initial business combination, the Company will repay such loaned amounts. In the event that initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial business combination. The units would be identical to the placement units. As of September 30, 2022, there is no amount outstanding under such Working Capital Loans.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (UNAUDITED)

Administrative Services Arrangement
An affiliate of the Company’s has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, of $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s registration statement, for such administrative services. For the three months ended September 30, 2022 and for the period from January 7, 2022 (inception) through September 30, 2022, the Company incurred and paid $20,000 in such fees.
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
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the founder shares and placement units (including securities contained therein) and the units (including securities contained therein) that may be issued upon conversion of working capital loans, and Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy- back” registration rights with respect to registration statements filed subsequent to the completion of its initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (UNAUDITED)

Underwriting Agreement
The underwriters purchased the 1,305,000 of additional Units to cover over-allotments, less the underwriting discounts and commissions.
The underwriters were paid a cash underwriting discount of
one-point
five percent (1.50%) of the gross proceeds of the Offering, or $1,500,750 as the underwriters’ over-allotment is exercised in full at the date of the Initial Public Offering. The underwriters are also entitled to a deferred fee of three- point five percent (3.50%) of the gross proceeds of the Offering, or $3,501,750 as the underwriters’ over-allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the Initial Public Offering shares in the Company’s Class A common stock or 100,050 Class A common stock as the underwriters’ over-allotment is exercised in full.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 643,350 shares of Class A common stock issued and outstanding, excluding the 10,005,000 shares of Class A common stock which are subject to possible redemption and were classified in temporary equity outside of stockholders’ deficit in the balance sheet.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. The Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering, which amount would greater if the initial stockholders purchased Units in the Offering. On May 1, 2022, the Sponsor transferred 5,000 founder shares pursuant to executed securities assignment agreements to the Company’s Chief Financial Officer and each of the three independent directors at their original purchase price. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As at September 30, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor will no longer be subject to forfeiture. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one
basis. As of September 30, 2022, there were 2,501,250 shares of Class B common stocks issued and outstanding
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were no preferred shares issued and outstanding.
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
SEPTEMBER 30, 2022 (UNAUDITED)

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
Redemption of Warrants
. When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At September 30, 2022, assets held in the Trust Account were comprised of $102,861,438 in U.S. Treasury securities invested in mutual fund. During the three months ended September 30, 2022, the Company did not withdraw any dividend income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Mutual Fund	1	$102,861,438
NOTE 9. SUBSEQUENT EVENTS
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2022 (inception) through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net loss of $90,035, which consisted of formation and operating costs of $365,807 and provision for income taxes of $34,416, offset by dividends earned on investments held in the Trust Account of $310,188.

For the period from January 7, 2022 (inception) through September 30, 2022, we had net loss of $91,419, which consisted of formation and operating costs of $367,191 and provision for income taxes of $34,416, offset by dividends earned on investments held in the Trust Account of $310,188.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.000001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor through proceeds from the Promissory Note.

Subsequent to the quarterly period covered by this Quarterly Report, on August 8, 2022, we consummated the Initial Public Offering of 10,005,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $100,050,000, which includes the full exercise by the underwriters of their over- allotment option in the amount of 1,305,000 Units, at $10.00 per Unit. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 543,300 Private Placement Units (“Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mobiv Pte. Ltd., (the “Sponsor”), generating gross proceeds of $5,433,000.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $102,861,438 (including $310,188 of dividend income) consisting of U.S. Treasury securities mutual fund. We may withdraw income from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $552,111. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

On April 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of the IPO closing date, we had borrowed $113,774. Subsequently, on August 11, 2022, we repaid $113,774 under the promissory note with the Sponsor.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC on August 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or result of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC, except for the following:

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

On August 8, 2022, we consummated the Initial Public Offering of 10,005,000 Units, which includes the full exercise by the underwriters of their over- allotment option in the amount of 1,305,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,050,000. Each Unit consists of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable at any time commencing on the later of April 3, 2023, 9 months from the effectivity of our Registration Statement or 30 days from the date of the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBIV ACQUISITION CORP

Date: November 10, 2022	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)