Form 10-K
period 2022-12-31
Mobiv Acquisition Corp
filed 2023-02-21
CIK 1931691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-41464

MOBIV ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Delaware	87-4345206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Library Avenue, Suite 204 Newark, Delaware	19711
(Address of principal executive offices)	(Zip Code)
(302) 738-6680
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one Redeemable Warrant	MOBVU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.000001 per share	MOBV	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MOBVW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section
 12(g) of the Act:
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes
  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded, and, therefore, the registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.
As of February 21, 2023,
 there were
10,648,350
 shares of Class A common stock, par value $0.000001 per share, and
2,501,250
shares of Class B common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

MOBIV ACQUISITION CORP

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”), references to the “Company” and to “we,” “us,” and “our” refer to Mobiv Acquisition Corp.

General

We are a blank check company incorporated in the State of Delaware on January 7, 2022. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”). While the Company may pursue an initial Business Combination target in any business, industry or sector, or geographical location, the Company intends to focus on businesses in the electric vehicles and urban mobility industries and expressly disclaims any intent to and will to pursue a Business Combination with any business located in China, Hong Kong, Macau, Taiwan, Russia or Iran.

The Company’s sponsor is Mobiv Pte. Ltd., a Singapore private company (the “Sponsor”). On April 22, 2022, our Sponsor acquired 2,875,000 shares of Class B common stock, 0.000001 per share (the “founder shares” or “Class B common stock”) for an aggregate purchase price of $25,000, or approximately $0.009 per unit. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration in connection with the decrease of the offering. As of the date hereof, our Sponsor holds 2,501,250 founder shares, which includes 326,250 founder shares which the Sponsor did not forfeit as a result of the over-allotment option having been exercised. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued.

The Registration Statement (the “Registration Statement”) for the Company’s initial public offering (the “Initial Public Offering” or the “Offering”) was declared effective on August 3, 2021. In connection with the Initial Public Offering, the Company granted the underwriter a 45-day option to purchase up to an additional 1,305,000 Units (defined below) at $10.00 per Unit to cover over-allotments, if any. On August 5, 2022, the over-allotment option was exercised in full, and the closing occurred simultaneously with the Initial Public Offering on August 8, 2022. On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 Units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100,050,000, and incurring offering costs of $5,400,448, of which $3,501,750 was for deferred underwriting commissions. Each Unit consists of one share of our Class A common stock, par value 0.000001 per share, (a “Public Share,” each Public Share being a share of “Class A common stock”) and one (1) redeemable warrant (the “Public Warrant”) to acquire one Public Share. Each Warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per unit, subject to adjustment. Only whole Warrants may be exercised. The Warrants will become exercisable on the later to occur of 30 days after the completion of the Business Combination and nine (9) months from, August 3, 2021, the effective date of the Registration Statement, and will expire five years after the completion of our Business Combination or earlier upon redemption or our liquidation, as described in the Registration Statement.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 543,300 Units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,433,000 (the “Private Placement”). Each Placement Unit consists of one share of our Class A common stock (a “Private Share”) and one placement warrant (the “Private Warrant”). The Placement Units (including the Private Shares, the Private Warrants, and the shares of Class A common stock issuable upon exercise of such Private Warrants) are identical to the Units sold in the Initial Public Offering except as described in the Registration Statement.

Following the closing of the Initial Public Offering on August 8, 2022, an amount of $102,551,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a Trust Account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

If we do not complete our Business Combination within 9 months from the closing of the Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to 9 one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our Amended and Restated Certificate of Incorporation and Trust Agreement between Continental Stock Transfer & Trust Company and the Company, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month (yielding $2,998,498.50 assuming nine extensions, which the Sponsor is not obligated to do), or as extended by the Company’s stockholders in accordance with our Amended and Restated Certificate of Incorporation), we will redeem 100% of the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and certain conditions as further described in the Registration Statement. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Additionally, if we do not consummate our Business Combination within 9 months from the closing of the Initial Public Offering (or up to a total of 18 months, as applicable), the Placement Units and Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 9-month (or 18-month if we extend the period of time to consummate a Business Combination) anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of a Business Combination.

Our founder shares will automatically convert into Class A common stock at the time of our Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Registration Statement and this Annual Report on Form 10-K. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the sum of the total number of all shares of Class A common stock and founder shares (together with the Class A common stock, the “common stock”) outstanding, combined, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent Units or warrants issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

On September 23, 2022, we announced that, commencing on September 26, 2022, holders of the Units sold in our Initial Public Offering may elect to separately trade the Public Shares and Public Warrants included in the Units. The Public Shares and Public Warrants that are separated will trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “MOBV” and “MOBVW,” respectively. Those Units not separated will continue to trade on Nasdaq under the symbol “MOBVU.”

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through December 31, 2022, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our business strategy is to identify and complete one or more Business Combinations with a target operating in the electric vehicle industry that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates. We will seek potential targets which we believe can materially grow revenue and earnings both organically and inorganically through the efforts of our management team. These may include targets that can benefit from access to capital in order to: (i) increase spending on strategic initiatives that are expected to generate favorable returns and which can accelerate revenue and earnings growth; (ii) invest in infrastructure or technology; or (iii) fundamentally restructure their business operations.

We plan to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the technology sector could effect a positive transformation or augmentation of existing businesses to improve their overall value. Over the course of their careers, the members of our management team have developed a comprehensive network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial Sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities.

There is no geographic limitation to the location of targets, as these types of opportunities are not necessarily bound by geography, however, we expressly disclaim any intent to and will not consummate a Business Combination with a target business located in China, Hong Kong, Macau, Taiwan, Russia or Iran.

While evaluating any Business Combination, we believe that the stage of the market should be considered whether it is a new, transitioning, or a mature market.

•

Companies in new and transitioning markets will have a first mover advantage, with significant revenue potential and profit margins. As inexperienced competitors enter these markets, supply increases resulting in sales erosion. If the cyclical nature of the new market strategy is understood and proper practices are applied, we believe that there is an opportunity to capture significant revenues while building a sustainable and established business.

•

Companies in mature markets experience less volatility and more market/price stability. This stability allows for a traditional approach in managing the business, market growth, operations and forecasting sales.

•	Entering either a new market or a mature market both have respective advantages and disadvantages, where mature markets typically offer better stability but less growth potential.

Since the completion of the Initial Public Offering, our management team has communicated with their networks of relationships to articulate the parameters for our search for a target business and a potential Business Combination, and to begin the process of pursuing and reviewing potential opportunities. After the Business Combination, our management team intends to apply a rigorous approach to enhance shareholder value, including examining opportunities for revenue enhancement, cost savings, operating efficiencies, strategic acquisitions, divestitures as well as developing and implementing corporate strategies and initiatives to improve profitability and long-term value. We also plan to evaluate additional opportunities in the EV industry that offer broad portfolio synergies and conduct appropriate risk-weighted analysis to capture opportunities for growth and value at every level of the EV industry supply chain.

Business Combination Criteria

Consistent with our strategy, we have identified the following acquisition criteria and guidelines that we believe are important in evaluating prospective target businesses. Fundamental analysis, including historical and projected financial and operating data, extensive financial modelling and in-depth market risks reviews are the core to our investment strategy, as well as extensive legal and intellectual properties due diligence to evaluate a target company and to complete a thorough analysis of the potential impact of a Business Combination. We plan to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines.

We intend to focus on companies that we believe possess some or all of the following characteristics:

•

Target Sectors: Innovative companies in the transportation and technology industries, specifically within the electric vehicles (EV) technologies, smart mobility28 or sustainable transportation sectors with established businesses with a defensible position within a target market as a result of a differentiated technology or other competitive advantages;

•	Market leaders: Leading companies by sales, geographic reach, in our target sub-sectors;

•

Regions: Strategic opportunities in key markets and cities for launch based on set of criteria including, but not limited to, socioeconomics, population, EV-readiness plus public-transport maturity companies with a comprehensive localized marketing strategy in key cities, with strong partnerships formed with municipalities, local businesses and influencers;

•	Proven Product and Value Proposition: Businesses with a clear first-mover advantage in addressing the challenges we see in urban mobility with a proven product, business model and growth strategy;

•	Value Proposition: Strong brand perception with a clear and tangible value-add over competitors as well as a value proposition that is solves a real problem and has a strong growth potential;

•	Institutional-level operations and financial controls: Companies that have the underlying infrastructure and operations to build a public company platform;

•	Established Growth: Rapidly growing businesses with a proven financial track record or demonstrated success in business model;

•	Scalability: Companies with a clear strategy and demonstrated ability to scale in their respective state markets and beyond;

•

High Standards: Innovative and disruptive solutions with a zero-compromise approach to safety, which is a top concern for drivers of smaller-footprint EVs. In addition to safety, we will prioritize companies which believe in elevating each customer’s experience with comfort, convenience, ease of access and discoverability;

•	Exceptional Managers: Companies with a talented management team with a proven track record and integrity that seek to increase their companies’ growth trajectories and be trailblazing innovators; and

•	Opportunity for Value Creation: Like-minded operators open to strategic resources and influence at the board level.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our Business Combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

We intend to leverage our competitive strengths to consummate an attractive Business Combination including by utilizing our extensive sourcing network of our management team to identify target businesses servicing the electric vehicle industry that we believe are underperforming, and leverage our network to streamline the diligence process, to achieve a deep level of understanding of the operations of such target businesses. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

In evaluating prospective Business Combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. Our diligence regime includes extensive bottom-up fundamental research and analysis, as well as analysis of the overall industry and competitive landscape. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics to acquire a target on terms that we believe provide significant upside for a short-term investment and provide a potential to grow organically as well as through acquisitions. We intend to acquire a target company that we believe can offer an attractive risk-adjusted return for shareholders.

We will seek to structure the proposed Business Combination at a price that management deems attractive relative to our view of intrinsic value and future potential. We intend to develop and implement strategies to improve the business’s operational and financial performance and create a platform for growth. We intend to structure and execute a Business Combination that will provide the combined business with a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions or divestitures.

We will evaluate companies to determine the strength of their management team and how well their team could work with and benefit from the capabilities of our management to tangibly improve the operations and market position of the target company. We will spend significant time assessing a company’s leadership, operational capabilities, financial results, and ability to maximize its human capital efficiency over time.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm to ascertain that our Business Combination is fair to our company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our Business Combination. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Market Opportunity

Our management team believes that urban mobility is going to change rapidly in the coming years as electric vehicles (EVs) proliferate, ride sharing continues to grow, and eventually autonomous vehicles (AV) enter urban fleets. This is especially true in cities where new forms of mobility are concentrated and investment in supporting infrastructure is needed to accommodate this growth. These changes, we believe, will coincide with the evolution towards cleaner, more decentralized and digitalized energy systems and services, and increasing adoption of electrification in the transportation sector.

According to the United Nations, approximately 55% of the world lives in urban areas as of 2018. This number is expected to grow to approximately 68% by 2050, adding roughly 2.5 billion people to urban areas around the world1, with an estimated 3.0 million people moving to cities every week2. While the COVID-19 pandemic may impact these projections, we believe that cities will remain vital centers of commerce for the population, with this tremendous growth providing commercial opportunities to mitigate urban mobility challenges including pollution, congestion and parking, among others.

Studies have shown that, at present, cities consume approximately 78% of the world’s energy and produce between 60 to 75% of the world’s greenhouse gas emissions3. Not surprisingly, the major contributor is transportation—with passenger vehicles accounting for approximately 70% of emissions and 50% of urban air pollution4. According to the European Commission, over 70% of citizens in the European Union live in cities which generate 23% of all transport greenhouse gas emissions5. On the current trajectory, greenhouse gas emissions from transportation are on track to double by 2050. Investment into climate technology is continuing to show strong growth as an emerging asset class, with a total of approximately $87.5 billion invested over second half of 2020 and first half of 2021, which represented a 210% increase from the total amount invested in the twelve months prior6.

These emissions have not only been linked to climate change, but also to causing local health effects like asthma and cancer. This means that it is not just people behind the wheel who are dealing with the consequences of traffic, but also those living around highways or highly congested roadways7. Congestion remains an issue in the modern world today, as many of the world’s cities were simply not designed to handle the present volume of vehicular traffic. Congestion results in loss of time and money. A study carried out by analysts INRIX Global Traffic Scorecard discovered the average commuter in the United Kingdom spent approximately 115 hours stuck in traffic during 2019, costing them some £894 in lost productivity and other expenses, such as wear and tear8. In 2019, drivers in the United States lost approximately a total of $88.0 billion or an average of 99 hours and $1,377 per year per commuter, according to the INRIX Global Traffic Scorecard9.

Commuting in congested cities quickly, safely, comfortably and cleanly is a global challenge that is growing and felt by millions in major cities across the world10. According to the World Bank, by 2045, the world’s urban population will increase by approximately 1.5 times to 6.0 billion11. Thus, city leaders must move quickly to plan for growth and provide the basic services, infrastructure, and improvements to mobility to accommodate their expanding populations’ need.

[1]	https://worldpopulationreview.com/country-rankings/most-urbanized-countries.
[2]	See International Organization for Migration (IOM) 2015 World Migration Report and Visa, “The Future of Transportation Mobility in the Age of the Megacity,” page 5
[3]	See United Nations Environment Programme, “Cities and climate change” December 2019. https://sdgs.un.org/sites/default/files/2021-05/International%20Conference%20on%20Climate%20and%20Cities.pdf
[4]	See Id.
[5]	https://ec.europa.eu/commission/presscorner/detail/en/qanda_21_6729.
[6]	https://www.pwc.com/gx/en/services/sustainability/publications/state-of-climate-tech.html
[7]	https://climate-xchange.org/2019/05/29/investigating-the-impact-of-congestion-pricing-around-the-world/
[8]	https://www.thefuelcardpeople.co.uk/drivers-spent-115-hours-stuck-in-traffic-in-2019-study-reveals/
[9]	https://inrix.com/press-releases/2019-traffic-scorecard-us
[10]	https://www.weforum.org/agenda/2020/11/global-continent-urban-population-urbanisation-percent/
[11]	https://www.worldbank.org/en/topic/urbandevelopment/overview

Already, cities devote a large amount of space and resources to provide parking, primarily used by private cars that are idle approximately 95% of the time12, with bicycles, motorcycles, ride-sharing and vehicle-free initiatives still facing significant roadblocks to mass adoption and consistent usage. We believe mobility solutions of the future will need to be compact and mobile to navigate congested traffic swiftly and alleviate urban driving pains such as parking, unpredictability and time wasted in traffic. Newly vacated parking spaces would have tremendous economic value and could provide other forms of transport or civic uses.

The European Commission released a new Urban Mobility Framework in December 2021 that delivers on the Sustainable and Smart Mobility Strategy Action Plan it released in December 2020. The new Urban Mobility Framework addresses certain of the mobility challenges stemming from intense economic activities such as congestion, emissions and noise, with key elements action points to make urban transport environmentally-friendly and energy-efficient and identifying zero-emission solutions for urban logistics13. The new Urban Mobility Framework contains proposals focused on prioritizing zero-emission solutions for urban fleets, including taxis and ride-hailing services, the last-mile of urban deliveries, and the construction and modernization of multimodal hubs. In that spirit, we intend to focus on identifying and completing our Business Combination with a company that is well-positioned strategically to capitalize on the favorable long-term growth trends in the EV and urban mobility technologies space.

High traffic volumes are also responsible for large amounts of air pollution, a situation made worse by congestion with vehicle engines idling whilst emitting noxious fumes over longer periods of time. With the recent launch of the new European Urban Mobility Framework targeting to improve transport and mobility in and around cities as well as the efficiency of goods and home deliveries, we are on the lookout for innovative solutions with a smaller-than-small footprint, designed to help people and communities navigate their space-limited urban cities.

We believe that aging infrastructures compound the challenges faced within urban areas. Thus, as metropolitan populations grow, we believe that it is critical for cities to improve the efficiency and efficacy of their infrastructures. More than ever, solutions are needed to address congestion and aging infrastructure issues, particularly in light of the COVID-19 pandemic, which has significantly reduced the use of public transportation and severely impacted the financial position of transport operators around the world.14 Planning for urban growth and transformation that could minimize energy consumption for transportation will be key for countries around the world to achieve their respective climate goals.

Achieving Transformation in Transportation through Urban Mobility Solutions

Urban transportation was in transition before the commencement of the COVID-19 pandemic, as we saw progress toward electrification, connected transportation, shared mobility and the beginning phases of autonomous vehicles15. The global electric car market share has taken a tremendous leap forward in the past decade, and we expect the trend to accelerate exponentially in the years ahead. Global electric car sales took a massive leap in both volume and market share in 2021, according to a new report from the International Energy Agency (the “IEA”)16.

In the world of clean energy, few areas are as dynamic as the electric car market according to the IEA’s January 30, 2022 Report. In total, approximately 130,000 electric cars were sold worldwide in 2012; fast forward to 2022, the volume amount is being sold in the space of a single week.

[12]	https://www.nature.com/articles/s41598-020-71867-1#Abs1
[13]	https://transport.ec.europa.eu/news/efficient-and-green-mobility-2021-12-14_en
[14]	See https://time.com/5869375/public-transit-coronavirus-covid/.
[15]	https://www.carteeh.org/wp-content/uploads/2020/05/Impact-of-COVID-19-on-Transportation.pdf.
[16]	https://www.iea.org/commentaries/electric-cars-fend-off-supply-challenges-to-more-than-double-global-sales?

utm_source=SendGrid&utm_medium=Email&utm_campaign=IEA+newsletters.

International Energy Agency Electric Car Sales (2010 – 2020)

Automakers sold 6.6 million plug-in electric cars in 2021, more than double the 3.0 million sold in 2020, and more than triple the 2.2 million sold in 2019, according to the IEA. The broader definition of electric cars, which includes both battery electric and plug-in hybrids, claimed approximately 9% of the global new-car market, up from approximately 4% in 2020 and 2% in 2019, according to the IEA 2022 Report. After a decade of rapid growth, the global electric car stock hit the 10.0 million mark in 2020, a 43% increase from 2019, and represents a 1% stock share in the automotive industry, with battery electric cars accounted for two-thirds of new electric car registrations and two-thirds of the stock in 202017.

In 2020, Europe had the largest annual increase to reach 3.2 million new electric car registrations. About three million new electric cars were registered in 2020. For the first time, Europe led with approximately 1.4 million new registrations. China followed with 1.2 million registrations, while the United States registered approximately 295,000 new electric cars (as seen in this IEA chart above). While 26 of 27 European Union member nations have some form of EV incentive program in place, some of the wealthier countries, such as France and Germany, have made electric cars a centerpiece of stimulus programs aimed at reducing the economic impact of the COVID-19 pandemic18.

Across the globe, regulators and industry players alike are recognizing the opportunity that the transition towards EVs presents for their economies, from meeting climate change commitments and increasing energy security, to many opportunities along the value chain for economies to rethink urban mobility challenges and building sustainable transportation ecosystems19. According to Deloitte, the global EV market is forecasted to grow at a compound-annual-growth-rate (CAGR) of approximately 29% between 2020 and 203020, driven by supportive government policies and regulations, increasing investments by leading automotive original equipment manufacturers (“OEM”), rising environmental concerns and advancement in charging systems technologies. Consumer and business mobility behavior is changing, with an increase in municipality-led actions expected to tackle urban mobility challenges.

[17]	https://www.iea.org/reports/global-ev-outlook-2021?mode=overview.
[18]	https://www.greencarreports.com/news/1129375_europe-is-moving-at-two-speeds-on-ev-adoption
[19]	https://www.sciencedirect.com/science/article/pii/S2352146521009029?ref=pdf_download&fr=RR-2&rr=70f145152d615788
[20]	https://www2.deloitte.com/us/en/insights/focus/future-of-mobility/electric-vehicle-trends-2030.html

Underserved mobility markets are currently anticipated to be some of the fastest growing industries in the global economy, with the global Last Mile Delivery market size is forecasted to grow at a CAGR of approximately 10%, from $43.0 billion in 2022 to $76.0 billion in 202821. Meanwhile, according to Statista, revenue in the ride-hailing and taxi segment is projected to reach $386.0 billion by 2026, representing a CAGR of 5% from 202222. McKinsey & Company estimates the size of the micro-mobility market to be between $300.0 billion to $500.0 billion, with United States and Europe taking up to 90% of the market size23.

Moving forward, we believe the key to planning for urban growth, congestion and transformation is investment in transportation innovation and incorporating lessons learned from the COVID-19 pandemic. We believe that transportation innovation to move people and goods quickly, safely and effectively, every day, will require additional improvements to the public and private transportation systems beyond EVs.

Cities around the globe are eager for this innovation, as seen at the annual EIT Urban Mobility Innovation Programme, most recently in spring 2022 where representatives from more than 35 cities across 15 countries gathered to brainstorm ground-breaking urban mobility solutions24. The key themes included accelerating market opportunities, encouraging clean and green mobility solutions, and deploying safe and inclusive mobility strategies to achieve climate-neutral and smart cities25. What is clear is that the urban transport sector has a clear role to play in our planet’s green recovery, from a wider roll-out of EVs and cutting the number of cars in city centers, to enabling multi-modal journeys and boosting micro-mobility in urban environments.

While cities are at the forefront of the current challenge and efforts made towards achieving global sustainability through urban planning and transportation innovation, very few cities can afford to create custom transportation solutions that are able to meet all the desired attributes, which means private investments in private innovations will continue to be a significant part of this transformation process.

Sourcing of Potential Target Businesses

Our process of identifying acquisition targets will leverage our Sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We expect that the collective experience, capability and network of our Sponsor, our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective Business Combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

[21]	https://reports.valuates.com/market-reports/QYRE-Auto-22T543/global-last-mile-delivery
[22]	https://www.statista.com/outlook/mmo/shared-mobility/shared-rides/ride-hailing-taxi/worldwide
[23]	https://www.mckinsey.com/industries/automotive-and-assembly/our-insights/micromobilitys-15000-mile-checkup
[24]	https://www.eiturbanmobility.eu/more-than-35-cities-from-15-different-countries-are-collaborating-in-innovation-projects-supported- by-the-eit-urban-mobility-in-2022/
[25]	See id.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing a Business Combination with a business that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our Business Combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our Business Combination is fair to our Company from a financial point of view. Furthermore, in the event that we seek such a Business Combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic Business Combinations. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Public Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Facilities

Our executive offices are located at 850 Library Avenue, Suite 204, Newark, Delaware 19711, and our telephone number is 302-738-6680. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

Periodic Reporting and Financial Information

We will register our Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding December 31, 2022.

Risk Factors Summary

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

•

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

•

If we seek stockholder approval of our Business Combination, our initial stockholders and members of our management team have agreed to vote in favor of such Business Combination, regardless of how our public stockholders vote.

•	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we complete a Business Combination within the period to consummate the Business Combination may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

•

We may not be able to complete a Business Combination within the period to consummate the Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.25 per unit, or less than such amount in certain circumstances.

•

If we seek stockholder approval of our Business Combination, our initial stockholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock.

•

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

Risks Relating to the Post-Business Combination Company

•

Subsequent to the completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

•

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

•

Our management may not be able to maintain control of a target business after our Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to Our Management Team

•	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

•

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Risks Relating to Our Securities

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

Our Sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the Class A common stock.

•

Since our Sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

General Risk Factors

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Past performance by our Sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote before we complete our Business Combination if the Business Combination would not require stockholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction. Except as required by law or stock exchange, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Business Combination even if a majority of our public stockholders do not approve of the Business Combination we complete.

If we seek stockholder approval of our Business Combination, our initial stockholders and members of our management team have agreed to vote in favor of such Business Combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our Business Combination. If we submit our Business Combination to our public stockholders for a vote, we will complete our Business Combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our Sponsor, officers, and directors will count towards this quorum. Our Sponsor, officers, and directors have agreed to vote their founder shares and any Public Shares purchased during or after our Initial Public Offering in favor of our Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers, and directors may make it more likely that we will consummate our Business Combination. As a result, in addition to our initial stockholders’ founder shares, and the 100, 050 shares of Class A common stock issued to underwriter, as the representative shares, we would need 142,802 or 1.43% (assuming only a quorum is present at the meeting) of the 10,005,000 Public Shares sold in our Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction, or abstained from voting. Our initial stockholders own shares representing 23.15% of our outstanding shares of common stock as of December 31, 2022. Accordingly, if we seek stockholder approval of our Business Combination, the agreement by our initial stockholders voting in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the founder shares result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of the consummation of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the founder shares result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of the consummation of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition. This could increase the cost of our Business Combination and could even result in our inability to find a suitable target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have already entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies preparing for an Initial Public Offering or seeking targets for their Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify and select a suitable target and to consummate a Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or consummate a Business Combination.

The requirement that we complete a Business Combination within the period to consummate the Business Combination may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within nine months from the closing of our Initial Public Offering; however our Sponsor may, but is not obligated to, extend the period of time to consummate a Business Combination nine times by an additional one month each time (for up to a total of 18 months, if we extend the original nine months to complete a Business Combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. Consequently, such target business may have leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our Business Combination within nine months from the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Company in nine one-month extensions of time, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & our Trust Company, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions). We may not be able to find a suitable target business and complete our Business Combination within such time period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.25 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

Our amended and restated certificate of incorporation will provide that we must complete our Business Combination within nine months (or up to a total of 18 months at the election of the Company if we extend the original nine months up to nine times by an additional one month each time, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions). We may not be able to find a suitable target business and complete a Business Combination within the period to consummate the Business Combination. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of coronavirus (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed a Business Combination within such applicable time period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Mobiv Acquisition Corp may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

In late February 2022, Russian military forces invaded Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons, and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severe impacts on the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact Mobiv Acquisition Corp’s ability to consummate a Business Combination.

Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.

The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the Biden administration could lead to disruption, instability and volatility in the global markets. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has increased and may continue to significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (the “CFIUS”), which has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. CFIUS’ expanded jurisdiction may limit the attractiveness of a transaction with us or prevent us from pursuing certain Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. The Biden administration may also pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest, or materially alter the taxation of capital gains, among other things. Such changes could materially increase the taxes imposed on us.

Our Sponsor, Mobiv Pte. Ltd., a Singapore private company, was founded by Milan Vido Partners Pte. Ltd., a Singapore private company, which was founded and is owned by our chief executive officer, Mr. Peter Bilitsch, which means that we may be deemed a foreign owned business at the time of the Business Combination. Our Sponsor owns approximately 23.15% of our outstanding shares as of December 21, 2022. Certain federally licensed businesses in the United States, are subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could subject us to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. CFIUS may decide to block or delay our Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our Business Combination (9 months, or up to 18 months, if we extend the time to complete a Business Combination as described in this Annual Report) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our Public Shareholders may only receive $10.25 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.

Our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Public Warrants or a combination thereof, in privately-negotiated transactions or in the open market, either prior to or following the completion of our Business Combination, although they are under no obligation to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. Moreover, none of the funds in the Trust Account would be used to purchase shares or Public Warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our Sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public stockholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

the Company’s Registration Statement/proxy statement filed for its Business Combination transaction would disclose the possibility that the Company’s Sponsor, directors, officers, advisors or their affiliates may purchase shares or warrants from public stockholders outside the redemption process, along with the purpose of such purchases;

•

if the Company’s Sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public stockholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

•

the Company’s Registration Statement/proxy statement filed for its Business Combination transaction would include a representation that any of the Company’s securities purchased by the Company’s Sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the Business Combination transaction;

•

the Company’s Sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the Business Combination transaction, the following material items:

◾	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

◾	the purpose of the purchases by the Company’s Sponsor, directors, officers, advisors or their affiliates;

◾	the impact, if any, of the purchases by the Company’s Sponsor, directors, officers, advisors or their affiliates on the likelihood that the Business Combination transaction will be approved;

◾

the identities of Company security holders who sold to the Company’s Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s Sponsor, directors, officers, advisors or their affiliates; and

◾	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these, or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of (i) our completion of a Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within nine months from the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), or (B) with respect to any other material provisions relating to stockholders’ rights or pre Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete a Business Combination within nine months (or as it may be extended as provided in our Registration Statement) from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. In addition, if our plan to redeem our Public Shares if we are unable to complete a Business Combination within nine months (or as it may be extended as provided in our Registration Statement) from the closing of our Initial Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 9 months (or as it may be extended as provided in our Registration Statement) from the closing of our Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Placement Units are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the Placement Units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units became immediately tradable and we will have a longer period of time to complete our Business Combination than companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock that our public stockholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If the net proceeds of our Initial Public Offering and the sale of the Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the next 9 months (or as extended as provided in our Registration Statement), we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 9 months following the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), assuming that our Business Combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 9 months (or as extended as provided in our Registration Statement); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Of the net proceeds of our Initial Public Offering and the sale of the Placement Units, only approximately $1,000,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $431,000 (excluding deferred underwriting fee and underwriting discount), we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $431,000 (excluding deferred underwriting fee and underwriting discount), the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, or any affiliate of our Sponsor or any of our officers and directors is under any obligation to advance funds to us in such circumstances except with respect to the promissory note for $300,000 executed on April 22, 2022, between the Sponsor and us. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of any such loans may be converted into Units, at a price of $10.25 per unit at the option of the lender, upon consummation of our Business Combination. The Units would be identical to the Placement Units.

Prior to the completion of our Business Combination, we do not expect to seek advances or loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per unit.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed a Business Combination within the period to consummate the Business Combination, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption.

Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.25 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement entered into on August 3, 2022 between the Company and our Sponsor, our Sponsor-has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.25 per Public Share and (ii) the actual amount per unit held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per unit due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.25 per Public Share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per unit in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per unit and (ii) the actual amount per unit held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per unit due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.25 per unit.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers. We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we complete a Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete a Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate a Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete a Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate a Business Combination on terms favorable to our investors.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceedings may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our Business Combination or related reincorporation may result in taxes imposed on stockholders.

We may, in connection with our Business Combination and subject to requisite stockholder approval under Delaware, effect a Business Combination with a target company in another jurisdiction, and reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. Such transactions may require a holder of our securities to recognize taxable income in the jurisdiction in which the holder of such securities is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to holders of our securities to pay such taxes. Holders of our securities may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a Business Combination, and there are still many special purpose acquisition companies seeking targets for their Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate a Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Out Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our Business Combination; (b) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination within the period to consummate the Business Combination or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (c) absent our completing a Business Combination within the period to consummate the Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

If we have not completed a Business Combination within nine months (or as extended as provided in our Annual Report on Form 10-K), our public stockholders may be forced to wait beyond such period to consummate the Business Combination before redemption from our Trust Account.

If we have not completed a Business Combination within nine months (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the period to consummate the Business Combination before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within nine months from the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 18th month from the closing of our Initial Public Offering in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

We may not hold an annual meeting of stockholders until after the completion of our Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within nine months from the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

The grant of registration rights to our initial stockholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of the Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our initial stockholders and their permitted transferees may demand that we register the resale of Private Warrants, the shares of Class A common stock issuable upon exercise of the founder shares and the Private Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Public Shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Public Shares will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholder who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

We may seek Business Combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA or other firm that commonly renders valuation opinions that the price we are paying is fair to our company or fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $467,756 in cash and working capital of $235,258. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise any additional capital and to consummate our Business Combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on our financial position, results on our operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its members and our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence— Conflicts of Interest.” Our Sponsor and our directors and officers, or their respective affiliates may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking a Business Combination. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed (except with respect to any Public Shares they may hold), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

On April 22, 2022, our Sponsor purchased 2,875,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent at least 20% of the outstanding shares after our Initial Public Offering. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration in connection with the decrease of its offering, which such surrender was effective retroactively. Thus, our Sponsor holds 2,501,250 founder shares, 326,250 of which are no longer subject to forfeiture as the underwriters’ over-allotment option was exercised in full on August 5, 2022. The founder shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor has committed to purchase an aggregate of 543,300 Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $5,433,000. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed Business Combination or in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 18-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for entering into an agreement to complete a Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. Of the net proceeds from our Initial Public Offering and the sale of the Placement Units, $102,551,250 will be available to complete our Business Combination and pay related fees and expenses, after taking into account $3,501,750 of deferred underwriting commissions being held in the Trust Account and the estimated offering expenses.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may be able to complete only one Business Combination with the proceeds of our Initial Public Offering and the sale of the Placement Units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our Initial Public Offering and the sale of the Placement Units, $102,551,250 will be available to complete our Business Combination and pay related fees and expenses (which includes up to $3,501,750 for the payment of deferred underwriting commissions being held in the Trust Account). We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments.

Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate. To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•

tax issues, including but not limited to restrictions on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our Business Combination or to our structure following our Business Combination, and tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such a Business Combination, or, if we complete such a combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Business Combination that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, changed industry focus and extended the time to consummate a Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock and amending our warrant agreement will require a vote of holders of at least a majority of the Public Warrants and, solely with respect to any amendment to the terms of the Private Warrants or any provision of our warrant agreement with respect to the Private Warrants, a majority of the number of the then outstanding Private Warrants.

In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within nine months from the closing of our Initial Public Offering except as extended, as provided in our Registration Statement or (B) with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this Registration Statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate a Business Combination in order to effectuate our Business Combination.

We may engage our underwriter or its affiliates to provide additional services to us after our Initial Public Offering, which may include acting as financial advisor in connection with a Business Combination or as placement agent in connection with any related financing transactions. Our underwriter is entitled to receive deferred underwriting commissions that will be released from the trust only upon a completion of an initial Business Combination.

We may engage our underwriter or its affiliates to provide additional services to us after our Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation. Our underwriter is also entitled to receive deferred underwriting commissions that are conditioned on the completion of a Business Combination. The underwriter’s or its affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of a Business Combination.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

We may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to stockholders or warrant holders to pay such taxes. Stockholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of a Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation.

Our initial stockholders, who collectively beneficially more than 20% of our common stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within nine months from the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), or (B) with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest, net of taxes), divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our letter agreement with our Sponsor, directors and officers may be amended without stockholder approval.

Our letter agreement with our Sponsor, directors and officers contains provisions relating to transfer restrictions of our founder shares and Sponsor warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidation distributions from the Trust Account. This letter agreement may be amended without stockholder approval (although releasing the parties from the restriction not to transfer our founder shares for 180 days following the date of our Initial Public Offering will require the prior written consent of the underwriters). Moreover, certain other agreements relating to our Initial Public Offering may be amended without stockholder approval. While we do not expect our board to approve any amendment to these agreements prior to our Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to this agreement. Any such amendments to the letter agreement would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us which may include other blank check companies. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our Business Combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the section of this Annual Report entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest” and see “Item 1A. Risk Factors.”

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, or to fund the purchase of other companies. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.25 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.25 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share,” under certain circumstances our public stockholders may receive less than $10.25 per share upon the liquidation of the Trust Account.

Holders of our Class A common stock will not be entitled to vote on any appointment of directors prior to our Business Combination.

Prior to our Business Combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of a Business Combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Business Combination, we will use our best efforts to file with the SEC a Registration Statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the Registration Statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable on a cash basis or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Notwithstanding the foregoing, if a Registration Statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Business Combination, warrant holders may, until such time as there is an effective Registration Statement and during any period when we shall have failed to maintain an effective Registration Statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available.

If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were initially offered by us in our Initial Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants, but holders of our Private Warrants may be able to exercise such Private Warrants.

If you exercise your Public Warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Under the following circumstances, the exercise of the Public Warrants may be required or permitted to be made on a cashless basis: (i) If a Registration Statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Business Combination, warrant holders may, until such time as there is an effective Registration Statement and during any period when we shall have failed to maintain an effective Registration Statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a Registration Statement; and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available; and (iii) if we call the Public Warrants for redemption under certain circumstances described in the warrant agreement. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock calculated under the applicable provision in the warrant agreement. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants on a cash basis.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management. Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our Business Combination only holders of founder shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect a Business Combination with a target company organized in another jurisdiction, we may take actions in connection with the Business Combination that could have adverse tax consequences.

As described above, we may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to the consummation of redemptions of any of our Public Shares properly submitted to use for redemption in connection with such Business Combination.

We do not intend to make any cash distributions to shareholders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. Furthermore, we may effect a Business Combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of any potential acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of our Class A common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of our Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and executive officers have time and attention requirements for other employment, executive positions, director positions and management duties. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Until we complete our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, its members, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law.

Our amended and restated certificate of incorporation provides that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.”

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate a Business Combination.

Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in the best interests of our stockholders. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. In addition, the warrant agreement provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were initially offered by us in our Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption. Please see the “Description of Registrant’s Securities” included as an exhibit to this Annual Report for additional information. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.50 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Except as described elsewhere in this Annual Report, none of the Private Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and warrants are currently listed on Nasdaq. Although we expect to continue to meet the minimum listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and stock price levels.

Generally, we must maintain a minimum number of holders of our securities (generally 400 public holders) and a market value of our publicly held class A common stock of $15.0 million. Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, and we would be required to have a minimum of 400 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) and a minimum of four market markers. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and eventually our Class A common stock and warrants will be listed on Nasdaq, our Units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our Business Combination.

Our Sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share and accordingly, you will experience immediate and substantial dilution upon the purchase of our Class A common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after our Initial Public Offering constituted dilution to you and the other investors in our Initial Public Offering. Our Sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of our Initial Public Offering, and assuming no value is ascribed to the warrants included in the Units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 107.9% (or $10.79 per share), the difference between the pro forma net tangible book value per share of $(0.79) and the initial offering price of $10.00 per unit. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our Business Combination would be disproportionately dilutive to our Class A common stock and would be exacerbated to the extent the public stockholders seek redemptions from the Trust Account.

Since our Sponsor paid only $25,000 approximately $0.009 per founder share, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

On April 22, 2022, our Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per unit. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration in connection with the decrease of its offering, which such surrender was effective retroactively. Thus, our Sponsor holds 2,501,250 founder shares, 326,250 of which are no long subject to forfeiture as the underwriters’ over-allotment option was exercised in full on August 5, 2022. The founder shares will be convertible into Class A common stock at a ratio greater than one for one, as described elsewhere in this Annual Report. Our Sponsor and certain officers and directors have a significant economic interest in our Sponsor. As a result of the low acquisition cost of our founder shares, our Sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate a Business Combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into a Business Combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

Our warrants and founder shares may have an adverse effect on the market price of the Class A common stock and make it more difficult to effectuate our Business Combination.

We issued warrants to purchase 10,005,000 shares of Class A common stock as part of the Units offered in our initial public offering. Simultaneously with the closing of our initial public offering, we will be issuing in a private placement, Placement Units to purchase an aggregate of 543,300 Units each containing one share of Class A common stock at $11.50 per share and one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per unit, subject to adjustment as described herein. Our initial stockholders currently own an aggregate of 2,501,250 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of our Business Combination. The Units would be identical to the Placement Units.

To the extent we issue shares of Class A common stock to effectuate a Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive Business Combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Warrants are identical to the warrants sold as part of the Units in our Initial Public Offering except that the warrant agent shall not register any transfer of Private Warrants until after the consummation of a Business Combination, except for limited transfers set forth in the warrant agreement such as among the initial stockholders or to the company’s initial stockholders’ members, officers, directors, consultants or their affiliates, or by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes.

A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.

If:

(1)

we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Business Combination at a Newly Issued Price of less than $9.20 per share;

(2)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the consummation of our Business Combination (net of redemptions), and

(3)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate a Business Combination with a target business.

We may issue additional shares of Class A common stock or preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorize the issuance of 100,000,000 shares of Class A common stock, par value $0.000001 per share, 10,000,000 shares of Class B common stock, par value $0.000001 per share, and 1,000,000 shares of preferred stock, par value $0.000001 per share. As of December 31, 2022, there were 10,648,350 shares of Class A common stock issued and outstanding (including 543,300 Placement Units and 100,050 Class A common stock issued to underwriter, as the representative shares) and 89,351,650 authorized but unissued shares of Class A common stock and 7,498,750 shares of Class B common stock available for issuance, which amount does take into account the Private Shares of Class B common stock underlying the Placement Units. There are no shares of preferred stock issued and outstanding. Shares of founder shares are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Business Combination.

We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination (although our amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any Business Combination or on matters related to our pre Business Combination activity). We may also issue shares of Class A common stock upon conversion of the founder shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account, (ii) vote on any Business Combination or (iii) vote on matters related to our pre Business Combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within nine months from the closing of our Initial Public Offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions beyond the initial nine (9) months, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between Continental Stock Transfer & Trust Company and us, our Sponsor deposits into the trust, an additional $0.0333 per unit for each month extended totaling $333,166.50 per month under the offering of 10,005,000 Units (yielding $2,998,498.50 assuming nine extensions), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), or (B) with respect to any other material provisions relating to stockholders’ rights or pre Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

An investment in our Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Initial Public Offering may result in uncertain U.S. federal income tax consequences. For instance, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”) for U.S. federal income tax purposes.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents). Depending on the date and size of our Business Combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our Sponsor and certain tax exempt organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer individuals during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC following our Initial Public Offering or in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we do not complete our Business Combination, we will never generate any operating revenues.

Past performance by our Sponsor and our management team and their affiliates and businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding past performance of our Sponsor and our management team and their affiliates including companies related thereto is presented for informational purposes only. Any past experience and performance of our Sponsor and our management team and their affiliates or the other companies referred to herein is not a guarantee either (1) that we will be able to successfully identify a suitable candidate for our Business Combination or (2) of any results with respect to any Business Combination we may complete. You should not rely on the historical record of our Sponsor and our management team and their affiliates or the performance of the other companies referred to herein as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in our Sponsor and our management team and their affiliates, nor the other companies referred to in this Annual Report.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act Registration Statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of an extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A common stock held by non-affiliates did not equal or exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTY

We currently maintain our executive offices located at 850 Library Avenue, Suite 204, Newark, Delaware 19711, and our telephone number is 302-738-6680. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Public Shares, and Public Warrants are traded on the Nasdaq Stock Exchange under the symbols “MOBVU,” “MOBV,” and “MOBVW,” respectively. Our Units commenced public trading on August 2, 2022, and our Public Shares and Public Warrants commenced separate trading on September 26, 2022.

Holders

As of February 17, 2023, there were 2 holder(s) of record of our Units, 4 holder(s) of record of our Public Shares, 5 holder(s) of record of our founder shares, and 1 holder(s) of record of our Public Warrants.

Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of a Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a Business Combination. The payment of any cash dividends subsequent to a Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On April 22, 2022, we issued an aggregate of 2,875,000 founder shares to the Sponsor for an aggregate price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares to us for no consideration, which surrender was effective retroactively. On August 5, 2022, in connection with the underwriters’ election to fully exercise their over-allotment option, an aggregate of 326,250 founder shares were no longer subject to forfeiture, and 2,501,250 founder shares remain outstanding. The founder shares will automatically convert into shares of Class A common stock at the time of our Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On August 8, 2022, we consummated the Initial Public Offering of 10,005,000 Units, which includes the full exercise by the underwriters of their over- allotment option in the amount of 1,305,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,050,000. Each Unit consists of one Public Share and one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable at any time commencing on the later of April 3, 2023, 9 months from the effectiveness of our Registration Statement or 30 days from the date of the consummation of our Business Combination, and will expire five years after the consummation of our Business Combination, or earlier upon redemption or liquidation.

EF Hutton, division of Benchmark Investments, LLC (“EF Hutton” is acting as the sole book-running manager and as the representative of the underwriters mentioned in the prospectus for the Initial Public Offering). The securities in the Initial Public Offering were registered under the Securities Act on a Registration Statement on Form S-1 (File No. 333-265353) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 3, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 543,300 Placement Units at a price of $10.00 per Placement Unit in a private placement to the Sponsor, generating gross proceeds of $5,433,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement. The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Company’s Trust Account with respect to the Private Shares, which will expire worthless if we do not consummate our Business Combination. With respect to the Private Warrants, the warrant agent shall not register any transfer of Private Warrants until after the consummation of a Business Combination. If the Company does not complete a Business Combination within the combination period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. The Private Warrants (underlying the Placement Units) will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except as described below.

The Private Warrants (including the Class A common stock issuable upon the exercise of the Private Warrants) will not be transferrable, assignable, or salable until 30 days after the completion of a Business Combination subject to certain limited exceptions.

We incurred $5,400,448 in Initial Public Offering related costs, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.

After deducting the underwriting fees (excluding the deferred portion of $3,501,750, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement was $103,584,302, of which $102,551,250 was placed in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and result of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the Placement Units that occurred simultaneously with the Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Result of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2022 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 7, 2022 (inception) through December 31, 2022, we had net income of $375,586, which consisted of dividends earned on investments held in the Trust Account of $1,175,154, offset by formation and operating costs of $593,523 and provision for income taxes of $206,045.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.000001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor through proceeds from the Promissory Note.

Subsequent to the annual period covered by this Annual Report, on August 8, 2022, we consummated the Initial Public Offering of 10,005,000 Units (“Units”), at $10.00 per Unit, generating total gross proceeds of $100,050,000, which includes the full exercise by the underwriters of their over- allotment option in the amount of 1,305,000 Units, at $10.00 per Unit. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 543,300 Private Placement Units (“Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mobiv Pte. Ltd., (the “Sponsor”), generating gross proceeds of $5,433,000.

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

For the period from January 7, 2022 (inception) through December 31, 2022, cash used in operating activities was $593,511. Net income of $375,586 was affected by dividend income on investments held in the Trust Account of $1,175,154 and changes in operating assets and liabilities, which provided $206,057 of cash from operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $103,726,404 (including $1,175,154 of dividend income) consisting of U.S. Treasury securities mutual fund. We may withdraw income from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $467,756. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete a Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the Business Combination, we will repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The Units would be identical to the Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

As of December 31, 2022, the Company had cash of $467,756 and a working capital of $235,258. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating a Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than as described below.

We have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, and secretarial and administrative support. We began incurring these fees on the filing of the initial draft Registration Statement, which was August 3, 2022 and will continue to incur these fees monthly until the earlier of the completion of our Business Combination and our liquidation.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15e and 15d-15e under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Peter Bilitsch	47	Chief Executive Officer and Director
Weng Kiat (Adron) Leow	49	Chief Financial Officer and Director
Lloyd Bloom	62	Director, Chairperson of the Compensation Committee
Garry Peagam	66	Director, Chairperson of the Audit Committee
Niels Strohkirch	53	Director, Chairperson of the Corporate Governance and Nominating Committee

Peter Bilitsch, Chief Executive Officer and Director

Mr. Bilitsch, our Chief Executive Officer and a member of our board of directors, brings more than 20 years of work experience across Initial Public Offerings (“IPOs”), capital markets, regulatory matters, and investment and trading, to the company. Most recently Peter Bilitsch was for more than 11 years a Director in Regional Equity Capital Markets at CIMB Investment Bank (“CIMB”), a leading Southeast Asian bank. In that role, Mr. Bilitsch originated and executed more than 25 Initial Public Offerings and equity deals across a wide range of industries and stock exchanges.

Key transactions that Mr. Bilitsch executed among others in Southeast Asia included Farm Fresh’s $254 million IPO on Bursa Malaysia in 2022 with a record breaking 30 cornerstone investors for Southeast Asia; the first Solar REIT IPO in Southeast Asia, Citicore Energy’s $125 million offering on the Philippine Stock Exchange in 2022; the $1 billion IPO of leading Thai microfinance provider Ngern Tid Lor on the Stock Exchange of Thailand in 2021; the multi-category retail IPO of Central Retail Corporation for $2.3 billion on the Stock Exchange of Thailand in 2021; and IHH Healthcare’s $2 billion IPO in 2012, the first ever concurrent dual listing on Bursa Malaysia and the Singapore Exchange. Prior to his work at CIMB, Mr. Bilitsch worked from 2009 to 2011 in a senior position at the Water Industry Commission for Scotland (WICS), the financial regulator for the Scottish water industry.

Before WICS, Mr. Bilitsch was a Senior Trader from 2006 to 2007 at Ferox Capital Management, which managed more than $1 billion in funds. From 2003 to 2005, he worked as a Trading Associate in event driven and merger arbitrage equity trading with Citadel Investment Group, which managed more than $10 billion in funds. At Citadel and Ferox Mr. Bilitsch was also responsible for assessing investments in IPOs and follow-on offerings in Europe and Asia. From 2001 to 2003, Mr Bilitsch was a Trading Associate with El Paso Europe Limited, where he set up risk management systems and traded energy options as a volatility trader. Mr. Bilitsch started his career as an Investment Banking Analyst in Equity Capital Markets at Goldman Sachs from 2000 to 2001 where he worked on IPOs and executed the follow-on equity offerings of Syngenta, Ryanair and Infineon.

Mr. Bilitsch graduated from the University of Oxford, United Kingdom with the Degree of Bachelor of Arts with Honors in Philosophy, Politics and Economics in 2000 and the Degree of Master of Arts in 2005; and from London Business School with the Degree of Master of Science in Finance in 2008. He was also licensed under the Capital Markets and Service Representative Program by the Securities Commission of Malaysia, and registered with the Financial Services Authority in the United Kingdom.

Weng Kiat (Adron) Leow, Chief Financial Officer and Director

Mr. Leow is our Chief Financial Officer and a member of our board of directors who brings more than 25 years of complex finance and business experience to the company. Since July 2017, Mr. Leow has served as the Managing Director at ALLF Management Group where he is responsible for the profitability of the company, its expansion in the Asia-Pacific region and the development of new products and partnerships. Mr. Leow also serves as a director of our Sponsor, Mobiv Pte. Ltd. and our Sponsor’s holding company, Milan Vido Partners Pte. Ltd., each since December 2021. In addition, Mr. Leow serves as a member of the board of directors of Exodus Standard Sdn. Bhd. since January 2010 and as Chief Financial Officer of Revenue Harvest Sdn. Bhd. and Revenue Group Berhad since March 2022 and June 2022 respectively. Mr. Leow served as a director of IGC House Sdn. Bhd. from May 2021 through June 2022.

Prior to joining ALLF Management Group, Mr. Leow was the Chief Operating Officer at Galasys PLC from May 2014 to June 2017. As Chief Operating Officer, he managed the operations of Galasys PLC in China, Malaysia and the United Kingdom and was responsible for financial reporting, including compliance with U.K.-listing requirements, the development of research and development centers in Malaysia and global business development for the company.

From June 2013 to April 2014, Mr. Leow was the Chief Financial Officer of Hitachi Sunway Information Systems, where he established regional offices, including new subsidiaries in Indonesia, the Philippines and Vietnam, treasury functions for the company and new accounting systems, among other things. Mr. Leow was also responsible for the acquisition of new target companies. From March 2012 to May 2013, Mr, Leow served as the General Manager of the Sunway Lagoon Themepark in Selangor, Malaysia where he was responsible for business development, marketing, sales and finance and prior to that he was Head of Group Finance for Leisure and Hospitality Division of Sunway Group from June 2011 to February 2012, which includes two major theme parks in Malaysia and all of the hotel chains under Sunway Lagoon Resort Hotels and Allson International Hotel and Resorts brands where he lead a team of eight financial controllers. From May 2004 to May 2011, Mr. Leow held various positions including financial controller and director of finance, ultimately the last position was the director of business development in Sunway Lagoon before moving on to the Sunway Group.

Prior to that, Mr. Leow worked as Senior Finance Manager at Season Confectionary in Johor, Malaysia from May 2003 to April 2004, as Finance Manager at TSB Fabrics from December 2000 to April 2003 in Kuala Lumpur, and as an Accountant at Mansfield Travel Sdn. Bhd from August 1997 to November 2000. After completing college, Mr. Leow first worked at Ho Chee Mee & Co from July 1995 to July 1997 as a Senior Audit Assistant.

Mr. Leow holds a professional accounting qualification from Association of Chartered Certified Accountants and “A Level” from SEGi College, Subang Jaya, Selangor, Malaysia Mr. Leow is a chartered certified accountant and Fellow member of the Association of Chartered Certified Accountants and a member of the Malaysia Institute of Accountants.

Lloyd Bloom, Independent Director, Chair of our Compensation Committee and Member of our Audit Committee and Nomination Committee

Mr. Lloyd Bloom, Independent Director and Chair of our Compensation Committee and Member of our Audit Committee and Nomination Committee, is currently a director at Eclipse Market Solutions, LLC, where he has been since 2011, developing and consulting on financial technology. Mr. Bloom was also a trader at Vectra Capital from August 2015 to May 2017, where he managed proprietary risk arbitrage and position trading in commodity markets. Prior to that, Mr. Bloom served as the executive director of Mitsui Bussan Commodities Limited from 2003 to June 2013, where he worked to grow the company’s natural gas and power trading book.

Mr. Bloom was also involved in European electricity and natural gas trading while working as Managing Director at El Paso Energy from 1998 to 2002 where he formed cross commodity structured-product group and grew the European electricity and natural gas trading group. Prior to that, Mr. Bloom served in the role of Head of Trading at Sonat, Inc. from 1998 to 1998 where he built a power option trading platform and constructed a novel peaking distribution model of power prices. From 1988 to 1998, Mr. Bloom served as a Market Maker for the New York Commodity Floor and prior to that as an Associate Actuary for MetLife from 1986 to 1988 and for John Hancock from 1983 to 1985.

Mr. Bloom holds a B.S. in Chemical Engineering and Economics from the Massachusetts Institute of Technology (1982) and an ASA in Mathematical Statistics and Probability from the Society of Actuaries (1987).

Garry Peagam, Independent Director, Chair of our Audit Committee and Member of our Compensation Committee and Nomination Committee

Mr. Garry Peagam, Independent Director and Chair of our Compensation Committee and Member of our Audit Committee and Nomination Committee, has served as the Chairman (non-executive) of Fibre CRM Limited, a customer relationship management company for accountants and financial institutions that manages on-boarding, KYC, client data securely, runs AML checks and ongoing monitoring since May 2019. Mr. Peagam is the founder of iCurious Limited, a consulting and real estate company for which he has been a director since June 2014. He has served as a trustee and director at the Julian House, a homeless charity in southwest United Kingdom since May 2020.

Mr. Peagam served as a member of the Audit Committee for Plymouth University and served as an independent advisor to the Bristol City Council from 2015 to 2016, where he advised the council on all financial aspects of setting up a new energy supply business. Prior to that, Mr. Peagam served as the Group Finance Director of Good Energy Group PLC, a British renewable energy company specializing in the generation and selling of green energy to consumers, from June 2010 to October 2014 where he grew the company market cap to over £40 million and successfully financed and completed the repowering of 9.2 megawatt (MW) of wind generation and the financing for significant new solar generation.

From April 2007 to April 2010, Mr. Peagam held the role of Managing Director of Mnetics Holdings Limited where he was brought in to oversee the company during a period of rapid expansion. Prior to that, he served as Group Finance Director at Stanley Black & Decker’s European security company (formerly Blick Group PLC) from 2003 to 2004 and at Blick Group PLC from 1999 to 2003. Mr. Peagam worked for Southern Company Inc’s UK generation and supply company (formerly South Western Electricity plc of Bristol, England) from 1991 to 1999 where he held many roles from Managing Director of their gas supply business to Head of Customer Service. His early positions include Chief Financial Accountant for CASE Group PLC from 1983 to 1988 and with Arthur Andersen from August 1978 to January 1982.

Mr. Peagam holds a B.A. in Economics from Warwick University and is a Fellow member of the Institute of Chartered Accountants in England & Wales.

Niels Strohkirch, Independent Director, Chair of our Nomination Committee and Member of our Audit Committee and our Compensation Committee

Mr. Niels Strohkirch, Independent Director and Chair of our Nomination Committee and Member of Compensation Committee and Audit Committee, is currently the Project Chief Financial Officer and Head of Benchmarking & Implementation Management of Theron Scienceworcs AG, a German boutique management consultancy specializing in energy-dense industries, having served in this role since January 2020. On July 1, 2022, Mr. Strohkirch was appointed as Head of Strategy and Transformation for Fujitsu Services GmbH in Munich, Germany, a multinational information and communications technology equipment and services corporation, established in 1935 and headquartered in Tokyo. Prior to this, Mr. Strohkirch served as the managing partner at Expandeers (SouthEast Asia) PLT, a Kuala Lumpur-based professional network advising SMEs in Sales and Distribution from January 2018 to December 2019, and the Interim Chief Revenue Officer at Digital Way Ventures (HK) Limited, a Hong Kong-based family office in 2018.

At Digital Way Ventures, Mr. Strohkirch was involved in the Round A financing of City Transformer, an electric city car that can change its width to conform to its surroundings. Mr. Strohkirch was the Chief Executive Officer and Co-founder of Kinslager Sdn. Bhd. in Kuala Lumpur, a digital bespoke tailoring start-up, from January 2013 to December 2017. From 2008 to 2012, Mr. Strohkirch served as Chief Financial Officer and member of the Directors Committee of the Valiram Group, which operates as a luxury goods retailer and distributor mainly in Asia-Pacific, with more than €300 million in sales and more than 1,000 staff at that time. Prior to that, he served as Vice President of Finance and Controlling, Administration (CFO) for DaimlerChrysler Malaysia Sdn. Bhd. in Malaysia managing about €400 million of turnover including Mercedes-Benz passenger cars, Mercedes-Benz commercial vehicles (truck, bus, van), Mercedes-Maybach sedan, Mitsubishi FUSO. Before joining DaimlerChrysler (Malaysia) Sdn. Bhd, Mr. Strohkirch worked in the role of Senior Manager, Business Development and Strategy for Digital Sales and Telematics for DaimlerChrysler AG in Germany from 2001 to 2004. Before that, Mr. Strohkirch had been active in various start-ups and finance functions.

Mr. Strohkirch holds an M.B.A. equivalent from the University of Cologne (1997), attended the Advanced Executive Program of DaimlerChrysler at the International Institute for Management Development (IMD) and visited the Entrepreneurship Development Program at the Massachusetts Institute of Technology Sloan School of Management.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lloyd Bloom, Garry Peagam, and Niels Strohkirch are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors are divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Garry Peagam and Lloyd Bloom, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Niels Strohkirch and Weng Kiat (Adron) Leow, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of and Peter Bilitsch, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our Business Combination.

Prior to the completion of a Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of a Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Sponsor, upon completion of a Business Combination, will be entitled to nominate individuals for election to our board of directors, as long as our Sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our Amended and Restated Certificate of Incorporation as it deems appropriate. Our Amended and Restated Certificate of Incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Garry Peagam, Niels Strohkirch and Lloyd Bloom serve as the members of our audit committee. Our board of directors determined that each of Lloyd Bloom, Garry Peagam and Niels Strohkirch meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Garry Peagam serves as the chairman of the audit committee. The company represents that at least one member of the audit committee is financially literate, and our board of directors has determined that each of Garry Peagam and Niels Strohkirch qualifies as an “audit committee financial expert” as defined in applicable SEC rules and as required by Nasdaq Rule 5605(c)(3).

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the Company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•

reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Lloyd Bloom, Garry Peagam and Niels Strohkirch. Lloyd Bloom serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Lloyd Bloom, Garry Peagam and Niels Strohkirch is independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•

reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•

setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a Business Combination. Accordingly, it is likely that prior to the consummation of a Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Lloyd Bloom, Garry Peagam and Niels Strohkirch. Niels Strohkirch serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Lloyd Bloom, Garry Peagam and Niels Strohkirch is independent.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•

overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which will be specified by a charter to be adopted by us, generally provide that potential candidate nominations:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•

should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•

should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the Registration Statement. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their respective affiliates. Any such payments prior to a Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing a Business Combination. In addition, effective as of May 1, 2022, our Sponsor transferred 20,000 founder shares among our Chief Financial Officer and our three independent directors at their original purchase price pursuant to executed securities assignment agreements.

The founder shares will be worthless if we do not complete a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of February 21, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, and directors that beneficially owns shares of common stock; and

•	all our executive officers, and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)(3)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Mobiv Pte. Ltd.(1)	3,014,550	22.93%
Peter Bilitsch(3)	3,014,550	*
Weng Kiat (Adron) Leow(4)	5,000	*
Lloyd Bloom(5)	15,000	*
Garry Peagam	5,000	*
Niels Strohkirch	5,000	*
All executive officers and directors as a group (5 individuals)	3,044,550	23.15%

(1)

Mobiv Pte. Ltd., our Sponsor, is the record holder of the securities reported herein. Includes 543,300 Placement Units purchased in a private placement that closed simultaneously with the closing of the Initial Public Offering. The business address of each of these entities and individuals is 850 Library Avenue, Suite 204, Newark, Delaware 19711.

(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as Private Shares. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)

Milan Vido Partners Pte. Ltd. owns 100% of Mobiv Pte. Ltd. and Peter Bilitsch, chief executive officer of the company, owns 100% of Milan Vido Partners Pte. Ltd. Includes 543,300 Placement Units purchased in a private placement that closed simultaneously with the closing of the Mobiv’s initial public offering.

(4)	Mr. Weng Kiat (Adron) Leow is director of our Sponsor, Mobiv Pte. Ltd., and its, holding company, Milan Vido Partners Pte. Ltd.
(5)	Includes 10,000 shares pursuant to a subscription agreement dated April 5, 2022, between Lloyd Bloom and the Sponsor at $5.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On April 22, 2022, we issued an aggregate of 2,875,000 founder shares to our Sponsor in exchange for a capital contribution of $25,000. The per share purchase price was approximately $0.009 per share. No underwriting discounts or commissions were paid with respect to such issuances. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares to us for no consideration, which surrender was effective retroactively. On August 5, 2022, in connection with the underwriters’ election to fully exercise their over- allotment option, an aggregate of 326,250 founder shares were no longer subject to forfeiture, and 2,501,250 founder shares remain outstanding. The founder shares will automatically convert into shares of Class A common stock at the time of our Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Private Placement Units

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 543,300 Units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $543,000. Each Placement Unit consists of one share of Class A common stock at $11.50 per share and one warrant (the “Private Warrants”). Each Private Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per unit, subject to adjustment as described herein. The Private Warrants may not be transferred until after the consummation of a Business Combination, except for limited transfers set forth in the warrant agreement such as among the initial stockholders or to the company’s initial stockholders’ members, officers, directors, consultants or their affiliates, or by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes.

Conflicts of Interest

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination.

Services Arrangements

On August 3, 2022 , we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s Registration Statement, for such administrative services. For the period from January 7, 2022 (inception) through December 31, 2022, the Company incurred and paid $50,000 in such fees.

Our Sponsor has also engaged Felix Heinimann pursuant to an executed Consultancy Agreement effective April 28, 2022 to serve as the Global Head of Public Relations and Stakeholder Management in connection with the approval of the company’s Business combination and shareholder approval. Mr. Heinimann was granted 5,000 founder shares as compensation for these services. In addition, Mr. Heinimann has subscribed for 10,000 shares of Class B common stock in exchange for cash.

Other than equity provided to our independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

On April 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of the IPO closing date, we had borrowed $113,774. Subsequently, on August 11, 2022, we repaid $113,774 under the promissory note with the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes Business Combination, the Company will repay such loaned amounts. In the event that Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of a Business Combination. The Units would be identical to the Placement Units. As of December 31, 2022, there is no amount outstanding under such Working Capital Loans.

Registration Rights

On August 3, 2022, we entered into a registration rights agreement pursuant to which the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to Registration Statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such Registration Statements.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lloyd Bloom, Garry Peagam, and Niels Strohkirch are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of MaloneBailey, LLP, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey, LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our initial registration, Initial Public Offering, and year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. For the period from January 7, 2022 (inception) through December 31, 2022, the aggregate fees billed by our independent registered public accounting firm was approximately $80,000. The said amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the period from January 7, 2022 (inception) through December 31, 2022.

Tax Fees. For the period from January 7, 2022 (inception) through December 31, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from January 7, 2022 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date

2.1	Underwriting Agreement, dated as of August 3, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC	Form 8-K	001-41464	1.1	August 9, 2023

2.1.1	Amendment No. 1 to Underwriting Agreement dated January 27, 2023	Form 8-K	001-41464	1.1	January 31, 2023

3.1	Certificate of Incorporation of Mobiv Acquisition Corp	Form S-1	333-265353	3.1	June 1, 2022

3.1.1	Amended and Restated Certificate of Incorporation of Mobiv Acquisition Corp	Form 8-K	001-41464	1.1	August 9, 2023

3.2	Bylaws of Mobiv Acquisition Corp	Form S-1	333-265353	3.3	June 1, 2022

4.1	Specimen Unit Certificate of Mobiv Acquisition Corp	Form S-1	333-265353	4.1	June 1, 2022

4.2	Specimen Common Stock Certificate of Mobiv Acquisition Corp	Form S-1	333-265353	4.2	June 1, 2022

4.3	Specimen Warrant Certificate of Mobiv Acquisition Corp	Form S-1	333-265353	4.3	June 1, 2022

4.4	Warrant Agreement, dated as of August 3, 2022, between Continental Stock Transfer & Trust Company and Mobiv Acquisition Corp	Form 8-K	001-41464	4.4	August 9, 2023

4.5*	Description of Registrant’s Securities

10.1	Investment Management Trust Agreement, dated as of August 3, 2022, between Continental Stock Transfer & Trust Company and the Company	Form 8-K	001-41464	10.1	August 9, 2023

10.2	Registration Rights Agreement, dated as of August 3, 2022, among the Company and Mobiv Pte. Ltd., the Sponsor of the Company	Form 8-K	001-41464	10.2	August 9, 2023

10.3	Private Placement Unit Purchase Agreement, dated as of August 3, 2022, between the Company and Mobiv Pte. Ltd.	Form 8-K	001-41464	10.3	August 9, 2023

10.4.1	Indemnity Agreement, dated as of August 3, 2022, between the Company and Peter Bilitsch	Form 8-K	001-41464	10.4.1	August 9, 2023

10.4.2	Indemnity Agreement, dated as of August 3, 2022, between the Company and Weng Kiat (Adron) Leow	Form 8-K	001-41464	10.4.2	August 9, 2023

10.4.3	Indemnity Agreement, dated as of August 3, 2022, between the Company and Lloyd Bloom	Form 8-K	001-41464	10.4.3	August 9, 2023

10.4.4	Indemnity Agreement, dated as of August 3, 2022, between the Company and Garry Peagam	Form 8-K	001-41464	10.4.4	August 9, 2023

10.4.5	Indemnity Agreement, dated as of August 3, 2022, between the Company and Niels Strohkirch	Form 8-K	001-41464	10.4.5	August 9, 2023

10.5	Promissory Note, dated as of April 22, 2022, issued to Mobiv Pte. Ltd.	Form S-1	333-265353	10.5	June 1, 2022

10.6	Securities Subscription Agreement, dated April 22, 2022, between the Registrant and Mobiv Pte. Ltd.	Form S-1	333-265353	10.6	June 1, 2022

10.7	Letter Agreement, dated as of August 3, 2022, among the Company and Mobiv Pte. Ltd.	Form 8-K	001-41464	10.7	August 9, 2023

10.8	Administrative Services Agreement, dated as of August 3, 2022, between the Company and Mobiv Pte. Ltd.	Form 8-K	001-41464	10.8	August 9, 2023

14.1	Code of Ethics of Mobiv Acquisition Corp	Form S-1	333-265353	14	June 1, 2022

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIV ACQUISITION CORP

Date: February 21, 2023	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2023	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Bilitsch and Went Kiat (Adron) Leow and each of them severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2023	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2023	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Executive Officer and Director
(Principal Financial and Accounting Officer)

Date: February 21, 2023	By:	/s/ Lloyd Bloom
	Name:	Lloyd Bloom
	Title:	Director

Date: February 21, 2023	By:	/s/ Garry Peagam
	Name:	Garry Peagam
	Title:	Director

Date: February 21, 2023	By:	/s/ Niels Strohkirch
	Name:	Niels Strohkirch
	Title:	Director

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

•	ability to complete our initial Business Combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial Business Combination;

•
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete an initial Business Combination;

•	pool of prospective target businesses;

•
failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial Business Combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	lack of a market for our securities;

•	use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

•	our financial performance.
The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

MOBIV ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Mobiv Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Mobiv Acquisition Corp. (the “Company”) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the period from January 7, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from January 7, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2022.
Houston, Texas
February 21, 2023

MOBIV ACQUISITION CORP
BALANCE SHEET
DECEMBER 31, 2022

ASSETS
Current assets:
Cash	$467,756
Prepaid expenses and other current assets	6,667
Short-term prepaid insurance	278,664

Total current assets	753,087
Non-current assets:
Long-term prepaid insurance	23,226
Marketable securities held in Trust Account	103,726,404

Total Assets	$104,502,717

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$308,569
Income taxes payable	206,045
Amount due to related party	3,215

Total current liabilities	517,829
Non-Current liabilities:
Deferred underwriting fee payable	3,501,750

Total liabilities	4,019,579

Commitments and Contingencies (Note 6)
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 10,005,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.33	103,323,647
Stockholders’ Deficit
Preferred shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 643,350 issued and outstanding (excluding 10,005,000 shares subject to possible redemption)	1
Class B common stock, par value $0.000001; 10,000,000 shares authorized; 2,501,250 issued and outstanding	3
Additional paid in capital	—
Accumulated deficit	(2,840,513)

Total Stockholders’ Deficit	(2,840,509)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$104,502,717

The accompanying notes are an integral part of the financial statements.

MOBIV ACQUISITION CORP
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Operating and formation costs	$593,523

Loss from operations	(593,523)
Other income:
Dividends on marketable securities held in Trust Account	1,175,154

Total other income	1,175,154
Income before provision for income taxes	581,631
Provision for income taxes	(206,045)

Net income	$375,586

Weighted average shares outstanding, Class A common stock	4,312,879

Basic and diluted net income per share, Class A common stock	$0.06

Weighted average shares outstanding, Class B common stock	2,130,953

Basic and diluted net income per share, Class B common stock	$0.06

The accompanying notes are an integral part of the financial statements.

MOBIV ACQUISITION CORP
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class A common stock		Class B common stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 7, 2022 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,501,250	3	24,997	—	25,000
Sale of 10,005,000 Units	10,005,000	10	—	—	100,049,990	—	100,050,000
Offering costs and deferred underwriting commissions	—	—	—	—	(5,400,448)	—	(5,400,448)
Initial classification of Class A common stock subject to possible redemption	(10,005,000)	(10)	—	—	(102,551,240)	—	(102,551,250)
Reclassification of negative Additional Paid In Capital to Accumulated Deficit	—	—	—	—	2,443,702	(2,443,702)	—
Sale of 543,300 Private Placement Units	543,300	1	—	—	5,432,999	—	5,433,000
Issuance of 100,050 Representative Shares	100,050	—	—	—	—	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(772,397)	(772,397)
Net income	—	—	—	—	—	375,586	375,586

Balance — December 31, 2022	643,350	$1	2,501,250	$3	$—	$(2,840,513)	$(2,840,509)

The accompanying notes are an integral part of the financial statements.

MOBIV ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Cash Flows from Operating Activities:
Net income	$375,586
Adjustments to reconcile net income to net cash used in operating activities:
Dividends on marketable securities held in Trust Account	(1,175,154)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,667)
Short-term prepaid insurance	(278,664)
Long-term prepaid insurance	(23,226)
Accounts payable and accrued expenses	308,569
Income taxes payable	206,045

Net cash used in operating activities	(593,511)

Cash Flows from Investing Activities:
Investments of cash into Trust Account	(102,551,250)

Net cash used in investing activities	(102,551,250)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,549,250
Proceeds from sale of Private Placement Units	5,433,000
Amount due to related party	9,757
Proceeds from promissory note—related party	1,000
Repayment of advances from related party	(6,542)
Repayment of promissory note—related party	(113,774)
Payment of offering costs	(285,174)

Net cash provided by financing activities	103,612,517

Net Change in Cash	467,756
Cash – Beginning of period	—

Cash – End of period	$467,756

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in promissory note—related party	$112,774

Initial classification of Class A common stock subject to possible redemption	$102,551,250

Accretion for Class A common stock to redemption amount	$772,397

Deferred underwriting fee payable	$3,501,750

Reclassification of negative additional paid in capital to accumulated deficit	$2,443,702

The accompanying notes are an integral part of the financial statements.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
The Company will have until 9 months from the closing of the Initial Public Offering (or up to a total of 18 months from the closing of the Initial Public Offering at the election of the Company in nine separate one month extensions subject to satisfaction of certain conditions, including the deposit of $333,166.50 ($0.0333 per unit) for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s certificate of incorporation) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay taxes and if needed dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 in cash from the Sponsor in exchange for issuance of founder shares (as defined in Note 5), and loan from the Sponsor of $113,774 under the Note (as defined in Note 5). The Company repaid the Note in full on August 11, 2022, after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
As of December 31, 2022, the Company had cash of $467,756 and a working capital of $235,258. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update
(“ASU”)2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $467,756 and had no cash equivalents as of December 31, 2022.
Marketable Securities Held in Trust Account
At December 31, 2022, substantially all of the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 10,005,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. At December 31, 2022, there were 10,005,000 shares of Class A common stock subject to possible redemption outstanding (excluding the 543,300 private placement shares and 100,050 representative shares reported as part of permanent equity) and accretion of its carrying value to redemption value totaled to $772,397.
At December 31, 2022, the shares of Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$100,050,000
Less:
Shares of class A common stock issuance costs	(5,400,448)
Overfunding in Trust Account ($0.25/unit)	2,501,250
Plus:
Accretion of carrying value to redemption value	5,400,448

Shares of Class A common stock subject to possible redemption, August 8, 2022 (IPO closing date)	$102,551,250
Plus:
Accretion of carrying value to redemption value	772,397

Shares of Class A common stock subject to possible redemption, December 31, 2022	$103,323,647

Offering Costs
The Company complies with the requirements of the Financial Accounting Standards Board
ASC340-10-S99-1and
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
The Company’s effective tax rate was 35.43% for the period from January 7, 2022 (inception) through December

31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the period from January 7, 2022 (inception) through December 31, 2022, primarily due to valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes for period from January 7, 2022 (inception) through December 31, 2022 was $206,045.
Net Income per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per share as the redemption value approximates fair value.
The calculation of diluted income per common stock does not consider the effect of the warrants issued with the (i) Initial Public Offering or (ii) Private Placement because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Such warrants are exercisable to purchase 10,548,300 shares of Class A common stock in the aggregate following a Business Combination.
The Company’s statement of operations include a presentation of income per share for Class A common stock (inclusive of shares subject to possible redemption, private placement shares, and representative shares) in a manner similar to the two-class
method of income per common stock. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock, and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Period from January 7, 2022 (Inception) through December 31,
	2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$251,381	$124,205
Denominator:
Basic and diluted weighted average shares outstanding	4,312,879	2,130,953
Basic and diluted net income per share of common stock	$0.06	$0.06

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. On December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)

2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
 (
“ASU2020-06”)

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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
As of December 31, 2022, the Company incurred offering costs of approximately $5,400,448, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). On May 1, 2022, the Sponsor transferred 5,000 shares to the Company’s Chief Financial Officer and 5,000 shares to each of the Company’s independent directors. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of December 31, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor will no longer be subject to forfeiture.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Administrative Services Arrangement
An affiliate of the Company’s has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, of $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s Registration Statement, for such administrative services. For the period from January 7, 2022 (inception) through December 31, 2022, the Company incurred and paid $50,000 in such fees.
Promissory Note — Related Party
On April 22, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Offering. The note is non-interest
bearing and payable on the earlier of the consummation of the Offering or December 31, 2022. The outstanding amount has been repaid after the completion of the offering out of the $431,000 of offering proceeds that has been allocated for the payment of offering expenses. As of the IPO closing date, the Company had borrowed $113,774 under the promissory note with the Sponsor. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor. As of December 31, 2022, there were no outstanding under promissory note.
Amount Due to Related Party
The Sponsor transferred $5,433,279 to the Trust Account before the offering. The $279 excess proceeds over the private placement will be transferred to the Sponsor as over-allotment has already been exercised in full. As of December 31, 2022, there was $3,215 outstanding under amount due to related party including the $279 excess proceeds over the private placement.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial Business Combination. The Units would be identical to the placement Units. As of December 31, 2022, there is no amount outstanding under such Working Capital Loans.
Representative Shares
In connection with the Initial Public Offering, the Company issued the Representative 100,050 shares upon full exercise of the Over-allotment Option (the “Representative Shares”). The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 9 months from the closing of the Initial Public Offering (or up to a total of 18 months at the election of the Company in up to nine one-month
extensions subject to satisfaction of certain conditions, including the deposit of up to $333,166.50 as
the underwriters’ over-allotment option
wa
s exercised in full ($0.0333 per
unit )
for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with its certificate of incorporation) to consummate a Business Combination.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
On January 27, 2023, the Company entered into that certain Amendment No. 1 (the “Amendment”) to the Underwriting Agreement, dated August 23, 2022 (the “Underwriting Agreement”) with EF Hutton. Pursuant to the terms of the amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace EF Hutton’s existing right of first refusal under the Underwriting Agreement with a right of participation, for the period commencing on the date of the closing of a Business Combination until the six (6) month anniversary thereof, as an investment banker, joint book-runner, and/or placement agent for no less than thirty percent (30%) of the total economics for each and every domestic U.S. public and private equity and equity-linked offering of the Company (see Note 10).
NOTE 7. SHAREHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were no preferred shares issued and outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were 643,350 shares of Class A common stock issued and outstanding, excluding the 10,005,000 shares of Class A common stock which are subject to possible redemption and were classified in temporary equity outside of stockholders’ deficit in the balance sheet.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. The Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering, which amount would greater if the initial stockholders purchased Units in the Offering. On May 1, 2022, the Sponsor transferred 5,000 founder shares pursuant to executed securities assignment agreements to the Company’s Chief Financial Officer and each of the three independent directors at their original purchase price. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As at December 31, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option has been exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor will no longer be subject to forfeiture. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one
basis. As of December 31, 2022, there were 2,501,250 shares of Class B common stocks issued and outstanding.
Warrants
- Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
Redemptions of warrants when the price of Class
 A common stock equals or exceeds $18.00
— Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
NOTE 8. INCOME TAX
The Company’s net deferred tax assets are as follows:

December 31, 2022
Deferred tax assets
Organizational costs/startup expenses	$83,902

Total deferred tax assets	83,902
Valuation allowance	(83,902)

Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

December 31, 2022
Federal
Current	$206,045
Deferred	(83,902)
State
Current	$—
Deferred	—
Change in valuation allowance	83,902

Income tax provision	$206,045

As of December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryover available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 7, 2022 (inception) through December 31, 2022, the change in the valuation allowance was $83,902.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 is as follows:

December 31, 2022
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Change in valuation allowance	14.43%

Income tax provision	35.43%

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company’s effective tax rate for the period presented differs from the expected (statutory) rates due to temporary book to tax difference related to full valuation allowance on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax return for the period from January 7, 2022 (inception) through December 31, 2022 remains open and subject to examination.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
At December 31, 2022, assets held in the Trust Account were comprised of $103,726,404 in U.S. Treasury securities invested in mutual fund. During the period from January 7, 2022 (inception) through December 31, 2022, the Company did not withdraw any dividend income from the Trust Account.

Description	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Mutual Fund	1	$103,726,404
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements except for the below.
On January 27, 2023, the Company entered into that certain Amendment No. 1 (the “Amendment”) to the Underwriting Agreement, dated August 23, 2022 (the “Underwriting Agreement”) with EF Hutton. Pursuant to the terms of the amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace EF Hutton’s existing right of first refusal under the Underwriting Agreement with a right of participation, for the period commencing on the date of the closing of a Business Combination until the six (6) month anniversary thereof, as an investment banker, joint book-runner, and/or placement agent for no less than thirty percent (30%) of the total economics for each and every domestic U.S. public and private equity and equity-linked offering of the Company.