Form 10-Q
period 2023-03-31
Mobiv Acquisition Corp
filed 2023-05-08
CIK 1931691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May
8
, 2023, there were 10,648,350 shares of Class A common stock, par value $0.000001 per share, and 2,501,250 shares of Class B common stock, par value $0.000001 per share, issued and outstanding.

MOBIV ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the three months ended March 31, 2023 (Unaudited) and for the period from January 7, 2022 (Inception) through March 31, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2023 (Unaudited) and for the period from January 7, 2022 (Inception) through March 31, 2022 (Unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2023 (Unaudited) and for the period from January 7, 2022 (Inception) through March 31, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MOBIV ACQUISITION CORP
BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$414,177	$467,756
Prepaid expenses and other current assets	56,667	6,667
Short-term prepaid insurance	232,224	278,664

Total Current Assets	703,068	753,087
Long-term prepaid insurance	—	23,226
Marketable securities held in Trust Account	104,410,362	103,726,404

TOTAL ASSETS	$105,113,430	$104,502,717

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$761,594	$308,569
Income taxes payable	443,034	206,045
Amount due to related party	260	3,215

Total current liabilities	1,204,888	517,829
Deferred underwriting fee payable	3,501,750	3,501,750

TOTAL LIABILITIES	4,706,638	4,019,579

Commitments and Contingencies (Note 6)
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 10,005,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.41 and $10.33 at March 31, 2023 and December 31, 2022 , respectively	104,135,566	103,323,647
Stockholders’ Deficit
Preferred shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 643,350 issued and outstanding (excluding 10,005,000 shares subject to possible redemption)	1	1
Class B common stock, par value $0.000001; 10,000,000 shares authorized; 2,501,250 issued and outstanding	3	3
Additional paid in capital	—	—
Accumulated deficit	(3,728,778)	(2,840,513)

Total Stockholders’ Deficit	(3,728,774)	(2,840,509)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$105,113,430	$104,502,717

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Period from January 7, 2022 (Inception) Through March 31, 2022
Operating and formation costs	$938,315	$1,274

Loss from operations	(938,315)	(1,274)
Other income:
Dividends on marketable securities held in Trust Account	1,098,958	—

Total other income	1,098,958	—

Loss before provision for income taxes	160,643	(1,274)
Provision for income taxes	(236,989)	—

Net loss	$(76,346)	$(1,274)

Weighted average shares outstanding, Class A common stock	10,648,350	—

Basic and diluted net loss per share, Class A common stock	$(0.01)	$—

Weighted average shares outstanding, Class B common stock	2,501,250	—

Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A common stock		Class B common stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance —January 1, 2023	643,350	$1	2,501,250	$3	$—	$(2,840,513)	$(2,840,509)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(811,919)	(811,919)
Net loss	—	—	—	—	—	(76,346)	(76,346)

Balance —March 31, 2023	643,350	$1	2,501,250	$3	$—	$(3,728,778)	$(3,728,774)

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) TO MARCH 31, 2022

	Class A common stock		Class B common stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance —January 7, 2022 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(1,274)	(1,274)

Balance —March 31, 2022	—	—	—	—	—	(1,274)	(1,274)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2023	For the period from January 7, 2022 (inception) through March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,346)	$(1,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends on marketable securities held in Trust Account	(1,098,958)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(50,000)	—
Short-term prepaid insurance	46,440	—
Long-term prepaid insurance	23,226	—
Accounts payable and accrued expenses	453,025	1,274
Income taxes payable	236,989	—

Net cash flows used in operating activities	(465,624)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	415,000	—

Net cash flows provided by financing activities	415,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party	(2,955)	—

Net cash flows used in financing activities	(2,955)	—

NET INCREASE IN CASH	(53,579)	—

CASH, BEGINNING OF PERIOD	467,756	—

CASH, END OF PERIOD	$414,177	$—

Supplemental disclosure of noncash activities:
Accretion for Class A common stock to redemption amount	$811,919	$—

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
Following the closing of the Initial Public Offering on August 8, 2022, an amount of $102,551,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a Trust Account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
The Company will have until 9 months from the closing of the Initial Public Offering (or up to a total of 18 months from the closing of the Initial Public Offering at the election of the Company in nine separate one month extensions subject to satisfaction of certain conditions, including the deposit of $333,166.50 ($0.0333 per unit) for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s certificate of incorporation) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay taxes and if needed dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Offering price per Unit.
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
Merger Agreement
On March 13, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with SRIVARU Holding Limited, a Cayman Islands exempted company (“SVH”), and Pegasus Merger Sub Inc., a Delaware corporation, and a direct, wholly owned subsidiary of SVH (“Merger Sub”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and SVH will be effected through the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of SVH (the “Merger,”).
Treatment of Securities
Pursuant to the Merger Agreement, the following transactions will occur:
(i) SVH shall effect a 0.7806 share
sub-division
of all the shares of SVH, par value US $0.01 (“SVH Shares”) (both issued and unissued) in accordance with section 13(1)(d) of the Companies Act (as amended) of the Cayman Islands and the applicable provisions of the Governing Documents (as defined in the Merger Agreement) of SVH (the “Stock Split”), such that the number of outstanding SVH Shares immediately prior to the Effective Time (excluding the Escrowed Earnout Shares (as defined in the Merger Agreement) issued in conjunction with the Stock Split) is 14,946,286. At the same time, 951,327 SVH Shares will be authorized but unissued and reserved by the Company, to be exchanged or sold for cash in accordance with the Exchange Agreements (as defined below). For five (5) years following the Closing (as defined in the Merger Agreement), SVH will keep authorized for issuance a sufficient number of shares of unissued and reserved SVH Shares to permit SVH to satisfy in full its obligations as set forth in the Exchange Agreements and will take all actions reasonably required (including by convening any stockholder meeting) to increase the authorized number of SVH Shares if at any time there are insufficient unissued SVH Shares to permit such reservation.
(ii) Each public unit of the Company (each, a “Company Unit”), consisting of one (1) share of class A common stock, par value $0.000001 per share (each, a “Company Class A Share”), and one (1) warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to and in accordance with the Warrant Agreement (the “Warrant Agreement”) dated as of August 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company (each, a “Company Public Warrant”), issued and outstanding immediately prior to the Effective Time shall be automatically detached (the “Unit Separation”) and the holder thereof shall be deemed to hold one (1) Company Class A Share and one (1) Company Public Warrant.
(iii) Each placement unit of the Company (each a “Placement Unit”), which was purchased by the Sponsor, consisting of one
(1) non-transferable, non-redeemable
Company Class A Share, and one
(1) non-transferable, non-redeemable
warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to adjustment in accordance with the Warrant Agreement (each, a “Company Private Warrant” and together with the Company Public Warrants, the “Company Warrants”), issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one
(1) non-transferable, non-redeemable
Company Class A Share and one (1) Company Private Warrant.
(iv) Each share of Class B common stock, par value $0.000001 (each, a “Founder Share” and together with the Company Class A Shares, the “Company Shares”) issued and outstanding immediately prior to the Effective Time shall be automatically converted into one SVH Share (the “Per Share Consideration”), following which all Founder Shares shall automatically be cancelled and shall cease to exist by virtue of the Merger.
(v) Each issued and outstanding Company Class A Share issued and outstanding immediately prior to the Effective Time shall be exchanged automatically for Per Share Consideration, following which all Company Class A Shares shall automatically be canceled and shall cease to exist by virtue of the Merger.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

(vi) All rights with respect to the Company Class A Shares underlying the Company Warrants shall be converted into rights with respect to SVH Shares and thereupon assumed by SVH. Accordingly, from and after the Effective Time: (i) each Company Warrant assumed by SVH may be exercised solely for SVH Shares; (ii) the number of SVH Shares subject to each Company Warrant assumed by SVH shall be equal to the number of Company Shares that were subject to such Company Warrants, as in effect immediately prior to the Effective Time; (iii) the per share exercise price for the SVH Shares issuable upon exercise of each Company Warrant assumed by SVH shall be $11.50; and (iv) any restriction on the exercise of any Company Warrant assumed by SVH shall continue in full force and effect and the term, exercisability, vesting schedule and other provisions of such Company Warrant shall otherwise remain unchanged; provided, that (A) to the extent provided under the terms of a Company Warrant, such Company Warrant assumed by SVH will, in accordance with its terms, be subject to further adjustment as appropriate to reflect any share split, division or subdivision of shares, share dividend, reverse share split, consolidation of shares, reclassification, recapitalization or other similar transaction with respect to SVH Shares subsequent to the Effective Time, and (B) the Company Board (as defined in the Merger Agreement) or a committee thereof shall succeed the authority and responsibility, if any, of the Board or any committee thereof with respect to each Company Warrant assumed by SVH.
(vii) Each Company Class A Share held in the treasury of the Company, otherwise held by the Company, or for which a Company Stockholder has demanded that the Company redeem such Company Class A Share will be surrendered and cancelled and will cease to exist and no consideration will be delivered or deliverable in exchange therefor.
(viii) Each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and non-assessable
share of common stock, par value $0.01 per share, of the Surviving Company (as defined in the Merger Agreement), which shall constitute the only outstanding share of capital stock of the Surviving Company.
Earnout
Pursuant to the Merger Agreement, certain shareholders of SVH (the
“Pre-Closing
Company Shareholders”) and certain shareholders of SVM India (as defined below) (the “Other SVM India Stockholders” and together with the
Pre-Closing
Company Shareholders, the “Earnout Group”) are entitled to receive their Pro Rata Portion (as defined in the Merger Agreement) of up to
25,000,000
SVH Shares (the “Earnout Shares”).
Exchange Agreements.
At the Closing, certain shareholders of SRIVARU Motors Private Limited , a private limited company organized under the laws of India and a majority-owned subsidiary of SVH (“SVM India”) will enter into exchange agreements (the “Exchange Agreements”) with SVH, pursuant to which, among other things, such shareholders of SVM India will have a right to transfer one or more of the shares owned by them in SVM India to SVH in exchange for the delivery of SVH Shares or cash payment, subject to the terms and conditions set forth in the Exchange Agreements.
Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 in cash from the Sponsor in exchange for issuance of founder shares (as defined in Note 5), and loan from the Sponsor of $113,774 under the Note (as defined in Note 5). The Company repaid the Note in full on August 11, 2022, after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
As of March 31, 2023, the Company had a working capital deficit. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on February 21, 2023. The interim results for the three months ended March 31, 2023 is not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $414,177 and $467,756 as of March 31, 2023 and December 31, 2022, respectively, and had no cash equivalents.
Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 10,005,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. At March 31, 2023 and December 31, 2022, there were 10,005,000 shares of Class A common stock subject to possible redemption outstanding (excluding the 543,300 private placement shares and 100,050 representative shares reported as part of permanent equity) and accretion of its carrying value to redemption value totaled to $811,919.
At March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,050,000
Less:
Shares of class A common stock issuance costs	(5,400,448)
Overfunding in Trust Account ($0.25/unit)	2,501,250
Plus:
Accretion of carrying value to redemption value	6,172,845

Shares of Class A common stock subject to possible redemption, December 31, 2022	$103,323,647
Plus:
Accretion of carrying value to redemption value	811,919

Shares of Class A common stock subject to possible redemption, March 31, 2023	$104,135,566

Offering Costs
The Company complies with the requirements of the Financial Accounting Standards Board
ASC340-10-S99-1
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
The Company’s effective tax rate was 147.53% and 0% for the three months ended March 31, 2023 and for the period from January 7, 2022 (inception) through March 31, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023, primarily due to business combination expenses and the valuation allowance on the deferred tax assets.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes for the three months ended March 31, 2023 was $236,989.
Net Loss Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per share as the redemption value approximates fair value.
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
The Company’s statement of operations includes a presentation of loss per share for Class A common stock (inclusive of shares subject to possible redemption, private placement shares, and representative shares) in a manner similar to the two-class
method of loss per common stock. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock, and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months Ended March 31,		For the Period from January 7, 2022 (Inception) through March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(61,824)	$(14,522)	$—	$—)
Denominator:
Basic and diluted weighted average shares outstanding	10,648,350	2,501,250	—	—
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$—	$—
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. On March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
As of March 31, 2023, the Company incurred offering costs of approximately $5,400,448, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.
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
Administrative Services Arrangement
An affiliate of the Company’s has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, of $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s Registration Statement, for such administrative services. For the three months ended March 31, 2023, the Company incurred and paid $30,000 in such fees. For period from January 7, 2022 (inception) through March 31, 2022, the Company did not incur any fees for these services.

MOBIV ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)
Promissory Note — Related Party
On April 22, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Offering. The note is non-interest
bearing and payable on the earlier of the consummation of the Offering or December 31, 2022. The outstanding amount has been repaid after the completion of the offering out of the $431,000 of offering proceeds that has been allocated for the payment of offering expenses. As of the IPO closing date, the Company had borrowed $113,774 under the promissory note with the Sponsor. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor. As of March 31, 2023 and December 31, 2022, there were no outstanding under promissory note.
Amount Due to Related Party
T
he Sponsor transferred $5,433,279 to the Trust Account before the offering. The remaining excess proceeds over the private placement of $260 will be transferred to the Sponsor as over-allotment has already been exercised in full. As of March 31, 2023 and December 31, 2022, there was $260 and $3,215 outstanding under amount due to related party, respectively
.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial Business Combination. The Units would be identical to the placement Units. As of March 31, 2023 and December 31, 2022, there is no amount outstanding under such Working Capital Loans.
Representative Shares
In connection with the Initial Public Offering, the Company issued the Representative 100,050 shares upon full exercise of the Over-allotment Option (the “Representative Shares”). The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 9 months from the closing of the Initial Public Offering (or up to a total of 18 months at the election of the Company in up to nine one-month
extensions subject to satisfaction of certain conditions, including the deposit of up to $333,166.50asthe underwriters’ over-allotment option was exercised in full ($0.0333 per unit )for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with its certificate of incorporation) to consummate a Business Combination.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023 (UNAUDITED)

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
Business Combination Agreement
On March 13, 2023, the Company entered into the Merger Agreement with SVH, and Merger Sub. Pursuant to the terms of the Merger Agreement, a business combination between the Company and SVH will be effected through the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of SVH .
Treatment of Securities
Pursuant to the Merger Agreement, the following transactions will occur:
(i) SVH shall effect a 0.7806 share
sub-division
of all the shares of SVH, par value US $0.01 (both issued and unissued) in accordance with section 13(1)(d) of the Companies Act (as amended) of the Cayman Islands and the applicable provisions of the Governing Documents (as defined in the Merger Agreement) of SVH , such that the number of outstanding SVH Shares immediately prior to the Effective Time (excluding the Escrowed Earnout Shares (as defined in the Merger Agreement) issued in conjunction with the Stock Split) is 14,946,286. At the same time, 951,327 SVH Shares will be authorized but unissued and reserved by the Company, to be exchanged or sold for cash in accordance with the Exchange Agreements (as defined below). For five (5) years following the Closing (as defined in the Merger Agreement), SVH will keep authorized for issuance a sufficient number of shares of unissued and reserved SVH Shares to permit SVH to satisfy in full its obligations as set forth in the Exchange Agreements and will take all actions reasonably required (including by convening any stockholder meeting) to increase the authorized number of SVH Shares if at any time there are insufficient unissued SVH Shares to permit such reservation.
(ii) Each Company Unit, consisting of one (1) share of class A common stock, par value $0.000001 per share , and one (1) warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to and in accordance with the Warrant Agreement dated as of August 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company , issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one (1) Company Class A Share and one (1) Company Public Warrant.
(iii) Each Placement Unit, which was purchased by the Sponsor, consisting of one
(1) non-transferable, non-redeemable
Company Class A Share, and one
(1) non-transferable, non-redeemable
warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to adjustment in accordance with the Warrant Agreement , issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one
(1) non-transferable, non-redeemable
Company Class A Share and one (1) Company Private Warrant.
(iv) Each share of Class B common stock, par value $0.000001 issued and outstanding immediately prior to the Effective Time shall be automatically converted into one SVH Share , following which all Founder Shares shall automatically be cancelled and shall cease to exist by virtue of the Merger.
(v) Each issued and outstanding Company Class A Share issued and outstanding immediately prior to the Effective Time shall be exchanged automatically for Per Share Consideration, following which all Company Class A Shares shall automatically be canceled and shall cease to exist by virtue of the Merger.

MOBIV ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023 (UNAUDITED)

(vi) All rights with respect to the Company Class A Shares underlying the Company Warrants shall be converted into rights with respect to SVH Shares and thereupon assumed by SVH. Accordingly, from and after the Effective Time: (i) each Company Warrant assumed by SVH may be exercised solely for SVH Shares; (ii) the number of SVH Shares subject to each Company Warrant assumed by SVH shall be equal to the number of Company Shares that were subject to such Company Warrants, as in effect immediately prior to the Effective Time; (iii) the per share exercise price for the SVH Shares issuable upon exercise of each Company Warrant assumed by SVH shall be $11.50; and (iv) any restriction on the exercise of any Company Warrant assumed by SVH shall continue in full force and effect and the term, exercisability, vesting schedule and other provisions of such Company Warrant shall otherwise remain unchanged; provided, that (A) to the extent provided under the terms of a Company Warrant, such Company Warrant assumed by SVH will, in accordance with its terms, be subject to further adjustment as appropriate to reflect any share split, division or subdivision of shares, share dividend, reverse share split, consolidation of shares, reclassification, recapitalization or other similar transaction with respect to SVH Shares subsequent to the Effective Time, and (B) the Company Board (as defined in the Merger Agreement) or a committee thereof shall succeed the authority and responsibility, if any, of the Board or any committee thereof with respect to each Company Warrant assumed by SVH.
(vii) Each Company Class A Share held in the treasury of the Company, otherwise held by the Company, or for which a Company Stockholder has demanded that the Company redeem such Company Class A Share will be surrendered and cancelled and will cease to exist and no consideration will be delivered or deliverable in exchange therefor.
(viii) Each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and non-assessable
share of common stock, par value $0.01 per share, of the Surviving Company (as defined in the Merger Agreement), which shall constitute the only outstanding share of capital stock of the Surviving Company.
Earnout
Pursuant to the Merger Agreement, certain shareholders of SVH and certain shareholders of SVM India (as defined below) are entitled to receive their Pro Rata Portion (as defined in the Merger Agreement) of up to 25,000,000 SVH Shares .
Exchange Agreements.
At the Closing, SVM India will enter into Exchange Agreements with SVH, pursuant to which, among other things, such shareholders of SVM India will have a right to transfer one or more of the shares owned by them in SVM India to SVH in exchange for the delivery of SVH Shares or cash payment, subject to the terms and conditions set forth in the Exchange Agreements.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued and outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 643,350 shares of Class A common stock issued and outstanding, excluding the 10,005,000 shares of Class A common stock which are subject to possible redemption and were classified in temporary equity outside of stockholders’ deficit in the balance sheets.
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
The Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering, which amount would greater if the initial stockholders purchased Units in the Offering. On May 1, 2022, the Sponsor transferred 5,000 founder shares pursuant to executed securities assignment agreements to the Company’s Chief Financial Officer and each of the three independent directors at their original purchase price. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of
March
31, 202
3
, the Sponsor owned 2,471,250 shares of Class B common stock. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one
basis. As of March 31, 2023 and December 31, 2022, there were 2,501,250 shares of Class B common stocks issued and outstanding.

MOBIV ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
Redemption of Warrants
. When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the30-dayredemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
At March 31, 2023, assets held in the Trust Account were comprised of $104,410,362 in U.S. Treasury securities invested in mutual fund. During the three months ended March 31, 2023, the Company did not withdraw any dividend income from the Trust Account.
At December 31, 2022, assets held in the Trust Account were comprised of $103,726,404 in U.S. Treasury securities invested in mutual fund. During the period from January 7, 2022 (inception) through December 31, 2022, the Company did not withdraw any dividend income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair
value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Mutual Fund	1	$104,410,362	$103,726,404
NOTE 9. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited financial statements were available to be issued. Based upon this review, other than as stated below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.
On April 23, 2023, the Company notified Continental Stock Transfer & Trust Company, the trustee of the Company’s trust account, that it was extending the time available to the Company to consummate its initial business combination from May 8, 2023, to June 8, 2023 (the “Extension”). The Extension is the first of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $
333,166.50
(the “Extension Payment”) into the Trust account, on behalf of the Company. This deposit was made in respect of a non-interst bearing loan to the Company (the “Loan”). If the Company completes an initial business combination by June 8, 2023, the outstanding principal amount of the Loan will be converted into shares of the Company’s Class A common stock. If the Company does not complete its initial business combination by June 8, 2023, the Company may only repay the Loan from funds held outside of the Trust Account.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

We are a newly organized blank check company incorporated on January 7, 2022 as a Delaware corporation, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). Removed as Mobiv signed merger agreement with target.

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

Recent Developments

Merger Agreement

On March 13, 2023, we entered into the Merger Agreement with SVH and Merger Sub. Pursuant to the terms of the Merger Agreement, a Business Combination between the Company and SVH will be effected through the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of SVH .

Treatment of Securities

Pursuant to the Merger Agreement, the following transactions will occur:

(i) SVH shall effect a 0.7806 share sub-division of all the shares of SVH, par value US $0.01 (both issued and unissued) in accordance with section 13(1)(d) of the Companies Act (as amended) of the Cayman Islands and the applicable provisions of the Governing Documents (as defined in the Merger Agreement) of SVH , such that the number of outstanding SVH Shares immediately prior to the Effective Time (excluding the Escrowed Earnout Shares (as defined in the Merger Agreement) issued in conjunction with the Stock Split) is 14,946,286. At the same time, 951,327 SVH Shares will be authorized but unissued and reserved by the Company, to be exchanged or sold for cash in accordance with the Exchange Agreements (as defined below). For five (5) years following the Closing (as defined in the Merger Agreement), SVH will keep authorized for issuance a sufficient number of shares of unissued and reserved SVH Shares to permit SVH to satisfy in full its obligations as set forth in the Exchange Agreements and will take all actions reasonably required (including by convening any stockholder meeting) to increase the authorized number of SVH Shares if at any time there are insufficient unissued SVH Shares to permit such reservation.

(ii) Each Company Unit, consisting of one (1) share of class A common stock, par value $0.000001 per share , and one (1) warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to and in accordance with the Warrant Agreement dated as of August 3, 2022, by and between the Company and Continental Stock Transfer & Trust Company , issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one (1) Company Class A Share and one (1) Company Public Warrant.

(iii) Each Placement Unit, which was purchased by the Sponsor, consisting of one (1) non-transferable, non-redeemable Company Class A Share, and one (1) non-transferable, non-redeemable warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to adjustment in accordance with the Warrant Agreement , issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one (1) non-transferable, non-redeemable Company Class A Share and one (1) Company Private Warrant.

(iv) Each share of Class B common stock, par value $0.000001 issued and outstanding immediately prior to the Effective Time shall be automatically converted into one SVH Share , following which all Founder Shares shall automatically be cancelled and shall cease to exist by virtue of the Merger.

(v) Each issued and outstanding Company Class A Share issued and outstanding immediately prior to the Effective Time shall be exchanged automatically for Per Share Consideration, following which all Company Class A Shares shall automatically be canceled and shall cease to exist by virtue of the Merger.

(vi) All rights with respect to the Company Class A Shares underlying the Company Warrants shall be converted into rights with respect to SVH Shares and thereupon assumed by SVH. Accordingly, from and after the Effective Time: (i) each Company Warrant assumed by SVH may be exercised solely for SVH Shares; (ii) the number of SVH Shares subject to each Company Warrant assumed by SVH shall be equal to the number of Company Shares that were subject to such Company Warrants, as in effect immediately prior to the Effective Time; (iii) the per share exercise price for the SVH Shares issuable upon exercise of each Company Warrant assumed by SVH shall be $11.50; and (iv) any restriction on the exercise of any Company Warrant assumed by SVH shall continue in full force and effect and the term, exercisability, vesting schedule and other provisions of such Company Warrant shall otherwise remain unchanged; provided, that (A) to the extent provided under the terms of a Company Warrant, such Company Warrant assumed by SVH will, in accordance with its terms, be subject to further adjustment as appropriate to reflect any share split, division or subdivision of shares, share dividend, reverse share split, consolidation of shares, reclassification, recapitalization or other similar transaction with respect to SVH Shares subsequent to the Effective Time, and (B) the Company Board (as defined in the Merger Agreement) or a committee thereof shall succeed the authority and responsibility, if any, of the Board or any committee thereof with respect to each Company Warrant assumed by SVH.

(vii) Each Company Class A Share held in the treasury of the Company, otherwise held by the Company, or for which a Company Stockholder has demanded that the Company redeem such Company Class A Share will be surrendered and cancelled and will cease to exist and no consideration will be delivered or deliverable in exchange therefor.

(viii) Each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Company (as defined in the Merger Agreement), which shall constitute the only outstanding share of capital stock of the Surviving Company.

Earnout

Pursuant to the Merger Agreement, certain shareholders of SVH and certain shareholders of SVM India (as defined below) are entitled to receive their Pro Rata Portion (as defined in the Merger Agreement) of up to 25,000,000 SVH Shares .

Exchange Agreements.

At the Closing, SVM Indiawill enter into Exchange Agreements with SVH, pursuant to which, among other things, such shareholders of SVM India will have a right to transfer one or more of the shares owned by them in SVM India to SVH in exchange for the delivery of SVH Shares or cash payment, subject to the terms and conditions set forth in the Exchange Agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2022 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had net loss of $76,346, which consisted of formation and operating costs of $938,315 and provision for income taxes of $236,989, offset by dividends earned on investments held in the Trust Account of $1,098,958.

For the period from January 7, 2022 (inception) through March 31, 2022, we had net loss of $1,274, which consisted of formation and operating costs.

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

For the three months ended March 31, 2023, cash used in operating activities was $465,624. Net loss of $76,346 was affected by dividend income on investments held in the Trust Account of $1,098,958 and changes in operating assets and liabilities, which provided $709,680 of cash from operating activities.

For the period from January 7, 2022 (inception) through March 31, 2022, cash used in operating activities was $5.

As of March 31, 2023, we had marketable securities held in the Trust Account of $104,410,362 (including $1,859,112 of dividend income) consisting of U.S. Treasury securities mutual fund. We may withdraw income from the Trust Account to pay taxes, if any. Through March 31, 2023, we have withdrawn $415,000 of income earned from the Trust Account to pay certain tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $414,177. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.

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

Going Concern

As of March 31, 2023, the Company had a working capital deficit. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating a Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on February 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or result of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC, except for the following:

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Business Combination, and/or continued search for a target company (if required), the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 8, 2022, we consummated the Initial Public Offering of 10,005,000 Units, which includes the full exercise by the underwriters of their over- allotment option in the amount of 1,305,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,050,000. Each Unit consists of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable at any time commencing on the later of April 3, 2023, 9 months from the effectivity of our Registration Statement or 30 days from the date of the consummation of our initial Business Combination and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

MOBIV ACQUISITION CORP

Date: May 8, 2023	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)