Form 10-Q
period 2023-06-30
Mobiv Acquisition Corp
filed 2023-08-14
CIK 1931691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2023, there were 6,316,737 shares of Class A common stock, par
value $0.000001 per share, and 2,501,250 shares of Class B common stock, par value $0.000001 per share, issued and outstanding.

MOBIV ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the three and six months ended June 30, 2023 (Unaudited) and for the three months ended June 30, 2022 and for the period from January 7, 2022 (Inception) through June 30, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2023 (Unaudited) and for the three months ended June 30, 2022 and for the period from January 7, 2022 (Inception) through June 30, 2022 (Unaudited)	3
	Statements of Cash Flows for the six months ended June 30, 2023 (Unaudited) and for the period from January 7, 2022 (Inception) through June 30, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II. Other Information		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		30

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MOBIV ACQUISITION CORP
BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash	$27,078	$467,756
Prepaid expenses and other current assets	36,667	6,667
Short-term prepaid insurance	162,558	278,664

Total Current Assets	226,303	753,087
Long-term prepaid insurance	—	23,226
Marketable securities held in Trust Account	106,272,432	103,726,404

TOTAL ASSETS	$106,498,735	$104,502,717

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,084,574	$308,569
Income taxes payable	412,303	206,045
Amount due to related party	260	3,215
Convertible promissory notes - related party	666,333	—

Total current liabilities	2,163,470	517,829
Deferred underwriting fee payable	3,501,750	3,501,750

TOTAL LIABILITIES	5,665,220	4,019,579

Commitments and Contingencies (Note 6)
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 10,005,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.57 and $10.33 at June 30, 2023 and December 31, 2022, respectively	105,763,847	103,323,647
Stockholders’ Deficit
Preferred shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 643,350 issued and outstanding (excluding 10,005,000 shares subject to possible redemption)	1	1
Class B common stock, par value $0.000001; 10,000,000 shares authorized; 2,501,250 issued and outstanding	3	3
Additional paid in capital	—	—
Accumulated deficit	(4,930,336)	(2,840,513)

Total Stockholders’ Deficit	(4,930,332)	(2,840,509)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$106,498,735	$104,502,717

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2023	For the Period from January 7, 2022 (Inception) Through June 30, 2022
	2023	2022

Operating and formation costs	585,225	110	1,523,540	1,384

Loss from operations	(585,225)	(110)	(1,523,540)	(1,384)
Other income:
Dividends on marketable securities held in Trust Account	1,247,737	—	2,346,695	—

Total Other income	1,247,737	—	2,346,695	—
Net income (loss) before provision for income taxes	662,512	(110)	823,155	(1,384)
Provision for income taxes	(235,789)	—	(472,778)	—

Net income (loss)	$426,723	$(110)	$350,377	$(1,384)

Weighted average shares outstanding, Class A common stock	10,648,350	—	10,648,350	—

Basic and diluted net income per share, Class A common stock	$0.03	$—	$0.03	$—

Weighted average shares outstanding, Class B common stock	2,501,250	2,501,250	2,501,250	2,501,250

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A common stock		Class B common stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2023	643,350	$1	2,501,250	$3	$—	$(2,840,513)	$(2,840,509)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(811,919)	(811,919)
Net loss	—	—	—	—	—	(76,346)	(76,346)

Balance—March 31, 2023	643,350	$1	2,501,250	$3	$—	$(3,728,778)	$(3,728,774)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,628,281)	(1,628,281)
Net income	—	—	—	—	—	426,723	426,723

Balance—June 30, 2023	643,350	$1	2,501,250	$3	$—	$(4,930,336)	$(4,930,332)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) TO JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—January 7, 2022 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	2,501,250	3	24,997	—	25,000
Net loss	—	—	—	(1,274)	(1,274)

Balance—March 31, 2022	2,501,250	$3	$24,997	$(1,274)	$23,726
Net loss	—	—	—	(110)	(110)

Balance—June 30, 2022	2,501,250	$3	$24,997	$(1,384)	$23,616

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2023	For the period from January 7, 2022 (inception) through June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$350,377	$(1,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends on marketable securities held in Trust Account	(2,346,695)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,000)	—
Short-term prepaid insurance	116,106	—
Long-term prepaid insurance	23,226	—
Accounts payable and accrued expenses	776,005	1,269
Income taxes payable	206,258	—

Net cash flows used in operating activities	(904,723)	(115)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	(666,333)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	467,000	—

Net cash flows used in financing activities	(199,333)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party	(2,955)	—
Proceeds from issuance of Class B common stock to initial stockholders	—	25,000
Proceeds from promissory note – related party	—	1,000
Proceeds from convertible promissory notes – related party	666,333	—
Payment of offering costs	—	(16,047)

Net cash flows provided by financing activities	663,378	9,953

NET INCREASE IN CASH	(440,678)	9,838

CASH, BEGINNING OF PERIOD	467,756	—

CASH, END OF PERIOD	$27,078	$9,838

Supplementary cash flow information:
Cash paid for income taxes	$266,520	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$122,655

Deferred offering costs included in promissory note – related party	$—	$112,774

Accretion for Class A common stock to redemption amount	$1,628,281	$—

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Mobiv Pte. Ltd., a Singapore private company (the “Sponsor”). The Registration Statement for the Company’s Initial Public Offering was declared effective on August 3, 202
2
. On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,050,000 (the “Initial Public Offering”), and incurring offering costs of $5,400,448, of which $3,501,750 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter
a

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
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to
15% or more of the Public Shares without the Company’s prior written consent.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Charter, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing an initial Business Combination which contain substantially the same financial and other information about an initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act.
The Sponsor has agreed to (i) waive its redemption rights with respect to its Class B common stock (the “founder shares”) and Public Shares in connection with the completion of the Company’s initial Business Combination including through the placement Units, (ii) waive its redemption rights with respect to its founder shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s Charter to (A) modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with an initial Business Combination or to redeem
100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within nine months from the closing of this offering (or up to a total of 18 months at the election of the Sponsor, through up to nine one-month extensions provided that, pursuant to the terms of the Company’s Charter and the trust agreement to be entered into between Continental Stock Transfer & Trust Company and the Company, the Sponsor deposits into the Trust Account, an additional
$0.0333 per unit for each month extended totaling $333,166.50 per month since the underwriter exercised its full over-allotment option (yielding $2,607,390 assuming nine extensions or $2,998,498.50 assuming nine extensions, which the Sponsor is not obligated to do), or as extended by the Company’s stockholders in accordance with the Company’s Charter) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete an initial Business Combination within nine months from the closing of the Initial Public Offering, as may be extended under the terms of the Registration Statement, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
The Company will have until 9 months from the closing of the Initial Public Offering (or up to a total of 18 months from the closing of the Initial Public Offering at the election of the Company in nine separate one-month extensions subject to satisfaction of certain conditions, including the deposit of
 $333,166.50 ($0.0333
per unit) for each one-month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s Charter) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (less up to
$100,000
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
On April 2
4
, 2023, the Company notified Continental Stock Transfer & Trust Company, the trustee of the Company’s trust account, that it was extending the time available to the Company to consummate its initial business combination from May 8, 2023, to
July 8, 2023
(the “Extensions”). The Extensions
are
the first and second of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extensions, in May 2023 and June 2023, the Sponsor deposited an aggregate of $666,333 (the “Extension Payments”) into the Trust account, on behalf of the Company. These deposits were made in respect of non-interest-bearing
loans to the Company (the “Loans”). If the Company completes an initial business combination, the outstanding principal amount of the Loans will be converted into shares of the Company’s Class A common stock. If the Company does not complete its initial business combination, the Company may only repay the Loans from funds held outside of the Trust Account.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On July 7, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from July 8, 2023 (the “Termination Date”) to
July 15, 2023

and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the Termination Date from July 15, 2023 to
August 8, 2023 and thereafter on a monthly basis up to six times after August 8, 2023 (each, an “Extension,” and the end date of each such Extension, the “Extended Date”), for a total of up to seven months after the Termination Date (assuming the Company has not consummated a business combination) by depositing into the Trust Account on the then-applicable Extended Date, for each Extension, beginning on the Extension commencing July 15, 2023, the lesser of (i) $100,000 or (ii) $0.05 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal (the “Extension Payment”) until February 8, 2024 (assuming the Company’s business combination has not occurred). In connection with the Special Meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A Common Stock at a redemption price of approximately $10.58 per share (the “Redemption”), for an aggregate redemption amount of approximately $45,849,102
. As of August 11, 2023 the Board has approved four Extensions.
On August 7, 2023, the Company notified Continental that it was extending the time available to the Company to consummate its initial business combination from August 8, 2023, to September 8, 2023 (the “Extension”). The Extension is the fourth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
(iii) Each placement unit of the Company (each a “Placement Unit”), which was purchased by the Sponsor, consisting of one(1)
non-transferable,
non-redeemable
Company Class A Share, and
one(1) non-transferable, non-redeemable
warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $11.50 per share, subject to adjustment in accordance with the Warrant Agreement (each, a “Company Private Warrant” and together with the Company Public Warrants, the “Company Warrants”), issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one(1) non-transferable, non-redeemable
Company Class A Share and one (1) Company Private Warrant.
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
On August 4, 2023, the Company, SRIVARU Holding Limited, and Pegasus Merger Sub Inc. entered into the first amendment (the “First Amendment”) to the agreement and plan of merger, dated as of March 13, 2023 (as amended by the First Amendment, the “Merger Agreement”) pursuant to which the parties thereto increased the share consideration payable to holders of the Company’s Class A common stock, par value $0.000001 per share (a “MOBV Share”), other than Sponsor, EF Hutton, a division of Benchmark Investments, LLC or any member of the Company’s Board, to include each such holder’s pro rata share of an additional 2,500,000 ordinary shares of the SRIVARU Holding Limited, relative to the number of applicable MOBV Shares outstanding immediately prior to the Effective Time.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 in cash from the Sponsor in exchange for issuance of founder shares (as defined in Note 5), and loan from the Sponsor of $113,774 under the Note (as defined in Note 5). The Company repaid the Note in full on August 11, 2022, after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
As of June 30, 2023, the Company had a working capital deficit. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
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
as filed with the SEC on February 21, 2023. The interim results for the three and six months ended June 30, 2023 is not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $27,078 and $467,756 as of June 30, 2023 and December 31, 2022, respectively, and had no cash equivalents.
Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185
days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 10,005,000
shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than
$5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. At June 30, 2023 and December 31, 2022, there were 10,005,000 shares of Class A common stock subject to possible redemption outstanding (excluding the 543,300 private placement shares and 100,050 representative shares reported as part of permanent equity) and accretion of its carrying value to redemption value totaled to $2,440,200 and $6,172,845, respectively.
On July 7, 2023, the Company held a special meeting at which stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from July 8, 2023 to July 15, 2023, and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the termination date from July 15, 2023 to August 8, 2023, and thereafter on a monthly basis up to six times after August 8, 2023. As of August 11, 2023 the Board has approved four Extensions. In connection with the special meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A common stock at a redemption price of approximately $10.58 per share for an aggregate amount of approximately $45,849,102.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

At June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,050,000
Less:
Shares of class A common stock issuance costs	(5,400,448)
Overfunding in Trust Account ($0.25/unit)	2,501,250
Plus:
Accretion of carrying value to redemption value	6,172,845

Shares of Class A common stock subject to possible redemption, December 31, 2022	$103,323,647
Plus:
Accretion of carrying value to redemption value	811,919

Shares of Class A common stock subject to possible redemption, March 31, 2023	$104,135,566
Plus:
Accretion of carrying value to redemption value	1,628,281

Shares of Class A common stock subject to possible redemption, June 30, 2023	$105,763,847

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
The Company’s effective tax rate was (35.59%) and 0% for the three months ended June 30, 2023 and 2022, respectively, and (57.43%) and 0% for the six months ended June 30, 2023 and for the period from January 7, 2022 (inception) through June 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and for the period from January 7, 2022 (inception) through June 30, 2022, primarily due to business combination expenses and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
The provision for income taxes for the three and six months ended June 30, 2023 was $235,789 and $472,778, respectively.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value.
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
The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock (inclusive of shares subject to possible redemption, private placement shares, and representative shares) in a manner similar to the two-class
method of loss per common stock. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock, and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,		Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$345,554	$81,169	$—	$(110)
Denominator:
Basic and diluted weighted average shares outstanding	10,648,350	2,501,250	—	2,501,250
Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$—	$(0.00)

	Six Months Ended June 30,		For the Period from January 7, 2022 (Inception) through June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$283,730	$66,647	$—	$(1,384)
Denominator:
Basic and diluted weighted average shares outstanding	10,648,350	2,501,250	—	2,501,250
Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. On June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)to
simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Co mb
ination.
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
As of June 30, 2023, the Company incurred offering costs of approximately $5,400,448, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.
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
Representative Shares
In connection with the Initial Public Offering, the Company issued the Representative 100,050 shares upon full exercise of the Over-allotment Option (the “Representative Shares”). The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 9 months from the closing of the Initial Public Offering (or up to a total of 18 months at the election of the Company in up to nine one-month extensions subject to satisfaction of certain conditions, including the deposit of up to $333,166.50 as the underwriters’ over-allotment option was exercised in full ($0.0333 per unit )for each one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with its Charter) to consummate a Business Combination.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). On May 1, 2022, the Sponsor transferred 5,000 shares to the Company’s Chief Financial Officer and 5,000 shares to each of the Company’s independent directors. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of December 31, 2022, the Sponsor owned 2,471,250 shares of Class B common stock. As the underwriters’ over-allotment option was exercised in full on August 5, 2022, 326,250 of such shares held by the Sponsor are no longer be subject to forfeiture.
The initial stockholders holding the founder shares have agreed not to transfer, assign or sell any shares of the Class B common stock (except to certain permitted transferees) until the earlier to occur of: (A) six months after the completion of an initial Business Combination or (B) subsequent to an initial Business Combination, (x) if the last sale price of Class A common stock equals or exceeds $12.00 per unit (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any

30
-trading

day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Services Arrangement
An affiliate of the Company’s has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, of $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s Registration Statement, for such administrative services. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000 in such fees, respectively. For three months ended June 30, 2022 and for the period from January 7, 2022 (inception) through
June

30
, 2022, the Company did not incur any fees for these services.
Promissory Note — Related Party
On April 22, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Offering. The note is non-interest
bearing and payable on the earlier of the consummation of the Offering or December 31, 2022. The outstanding amount has been repaid after the completion of the offering out of the $431,000 of offering proceeds that has been allocated for the payment of offering expenses. As of the IPO closing date, the Company had borrowed $113,774 under the promissory note with the Sponsor. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor. As of June 30, 2023 and December 31, 2022, there were no outstanding under promissory note.
Convertible Promissory Notes – Related Party
On April 24, 2023 and June 1, 2023, the Sponsor agreed to loan the Company an aggregate of $666,333 to be used to fund the extension deposits made to the Trust Account (the “April 2023 Note” and the “June 2023 Note”, respectively. The April 2023 Note is non-interest bearing and payable on the earlier of (i) June 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. The June 2023 Note is non-interest bearing and payable on the earlier of (i) July 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. Upon the consummation of the closing of a Business Combination, the Company will convert the unpaid principal balance under convertible promissory notes into a number of shares of non-transferable, non-redeemable, Class A Common Stock of the Company (the “Conversion Shares”) equal to (x) the principal amount of the notes being converted divided by (y) the conversion price of
$10.00, rounded up to the nearest whole number of shares. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account. As of June 30, 2023 and December 31, 2022, an aggregate $666,333 and $0 is outstanding under the promissory notes, respectively.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Amount Due to Related Party
The Sponsor transferred $5,433,279 to the Trust Account before the offering. The remaining excess proceeds over the private placement of $260 will be transferred to the Sponsor as the over-allotment has already been exercised in full. As of June 30, 2023 and December 31, 2022, there was $260 and $3,215 outstanding under amount due to related party, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial Business Combination. The Units would be identical to the placement Units. As of June 30, 2023 and December 31, 2022, there is no amount outstanding under such Working Capital Loans.
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
five percent
(
1.50%) of the gross proceeds of the Offering, or $1,500,750 as the underwriters’ over-allotment is exercised in full at the date of the Initial Public Offering. The underwriters are also entitled to a deferred fee of three- point five percent
(
3.50%) of the gross proceeds of the Offering, or $3,501,750 as the underwriters’ over-allotment is exercised in full upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the Initial Public Offering shares in the Company’s Class A common stock or 100,050 Class A common stock as the underwriters’ over-allotment is exercised in full.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On January 27, 2023, the Company entered into that certain Amendment No. 1 (the “Amendment”) to the Underwriting Agreement, dated August 23, 2022 (the “Underwriting Agreement”) with EF Hutton. Pursuant to the terms of the amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace EF Hutton’s existing right of first refusal under the Underwriting Agreement with a right of participation, for the period commencing on the date of the closing of a Business Combination until the six (6) month anniversary thereof, as an investment banker, joint book-runner, and/or placement agent for no less than thirty percent
(
30%) of the total economics for each and every domestic U.S. public and private equity and equity-linked offering of the Company.
On July 28, 2023, the Company entered into a satisfaction and discharge of indebtedness (the “Satisfaction and Discharge”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), pursuant to which, among other things, EF Hutton agreed to accept $1,000,000 in cash and a 12-month right of participation, beginning on the date of the closing of the initial business combination, in lieu of the full deferred underwriting commission of $3,501,750 in cash.
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
(iii) Each Placement Unit, which was purchased by the Sponsor, consisting of one(1) non-transferable, non-redeemable
Company Class A Share, and
one(1) non-transferable, non-redeemable
warrant entitling the holder to purchase one Company Class A Share per warrant at a price of $
11.50
per share, subject to adjustment in accordance with the Warrant Agreement , issued and outstanding immediately prior to the Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one(1) non-transferable, non-redeemable
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
JUNE 30, 2023
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
Earnout
Pursuant to the Merger Agreement, certain shareholders of SVH and certain shareholders of SVM India (as defined below) are entitled to receive their Pro Rata Portion (as defined in the Merger Agreement) of up to 25,000,000 SVH Shares.
Exchange Agreements.
At the Closing, SVM India will enter into Exchange Agreements with SVH, pursuant to which, among other things, such shareholders of SVM India will have a right to transfer one or more of the shares owned by them in SVM India to SVH in exchange for the delivery of SVH Shares or cash payment, subject to the terms and conditions set forth in the Exchange Agreements.
On August 4, 2023, the Company, SRIVARU Holding Limited, and Pegasus Merger Sub Inc. entered into the first amendment (the “First Amendment”) to the agreement and plan of merger, dated as of March 13, 2023 (as amended by the First Amendment, the “Merger Agreement”) pursuant to which the parties thereto increased the share consideration payable to holders of the Company’s Class A common stock, par value $0.000001 per share (a “MOBV Share”), other than Sponsor, EF Hutton, a division of Benchmark Investments, LLC or any member of the Company’s Board, to include each such holder’s pro rata share of an additional 2,500,000 ordinary shares of the SRIVARU Holding Limited, relative to the number of applicable MOBV Shares outstanding immediately prior to the Effective Time.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued and outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 643,350 shares of Class A common stock issued and outstanding, excluding the 10,005,000 shares of Class A common stock which are subject to possible redemption and were classified in temporary equity outside of stockholders’ deficit in the balance sheets.
On July 7, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s amended and restated

Charter to extend the date by which the Company must consummate a business combination from July 8, 2023 (the “Termination Date”) to July 15, 2023 and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder
vote, to further extend the Termination Date from July 15, 2023 to August 8, 2023 and thereafter on a monthly basis up to six times after August 8, 2023 (each, an “Extension,” and the end date of each such Extension, the “Extended Date”), for a total of up to seven months after the Termination Date (assuming the Company has not consummated a business combination) by depositing into the Trust Account on the then-applicable Extended Date, for each Extension, beginning on the Extension commencing July 15, 2023, the lesser of (i) $100,000 or (ii) $0.05 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal (the “Extension Payment”) until February 8, 2024 (assuming the Company’s business combination has not occurred). In connection with the Special Meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A Common Stock at a redemption price of approximately $10.58 per share (the “Redemption”), for an aggregate redemption amount of approximately $45,849,102.

As of August 11, 2023 the Board has approved four Extensions.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. The underwriters’ over-allotment option was exercised in full on August 5, 2022.

The Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering, which amount would greater if the initial stockholders purchased Units in the Offering. On May 1, 2022, the Sponsor transferred 5,000 founder shares pursuant to executed securities assignment agreements to the Company’s Chief Financial Officer and each of the three independent directors at their original purchase price. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of June
30, 2023
, the Sponsor owned 2,471,250 shares of Class B common stock. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one
basis. As of June 30, 2023 and December 31, 2022, there were 2,501,250 shares of Class B common stocks issued and outstanding.
Warrants
—Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2023
(UNAUDITED)

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
At June 30, 2023, assets held in the Trust Account were comprised of $106,272,432 in U.S. Treasury securities invested in a mutual fund. During the three and six months ended June 30, 2023, the Company has withdrawn $467,000 of income earned from the Trust Account to pay certain tax obligations.
At December 31, 2022, assets held in the Trust Account were comprised of $103,726,404 in U.S. Treasury securities invested in a mutual fund. During the period from January 7, 2022 (inception) through December 31, 2022, the Company did not withdraw any dividend income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Mutual Fund	1	$106,272,432	$103,726,404

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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
On July 7, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), at which Company’s stockholders approved two proposals: (1) the proposal (the “Charter Amendment Proposal”) to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from July 8, 2023 (the “Termination Date”) to July 15, 2023 and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the Termination Date from
 July 15, 2023 to August 8, 2023
and thereafter on a monthly basis up to
six
times after August 8, 2023 (the end date of each such extension, the “Extended Date”), for a total of up to seven months after the Termination Date by depositing into the Trust Account on the then-applicable Extended Date, for each extension, beginning on the extension commencing July 15, 2023, the lesser of (i)
$100,000 or (ii) $0.05
for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal until February 8, 2024 (assuming the Company’s business combination has not occurred); and (2) the proposal (the “Trust Amendment Proposal”) to amend the Investment Management Trust Agreement, dated August 3, 2022, between the Company and Continental to change the initial date on which Continental must commence a liquidation of the Trust Account to the Extended Date, as applicable, or such later date as may be approved by our stockholders in accordance with the Charter, as it may be further amended or restated from time to time, if a letter of termination under the Trust Agreement is not received by Continental prior to such date. In connection with the Special Meeting, stockholders elected to redeem an aggregate of
4,331,613
shares of Class A Common Stock at a redemption price of approximately
$10.58
per share, for an aggregate amount of approximately
$45,849,102.

As of August 11, 2023, the Board has approved four Extensions.
On July 7, 2023, the Company also entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i)
February 8, 2024
or (ii) promptly after the date on which the Company consummates an initial business combination. If the Company completes an initial business combination by August 8, 2023, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination by August 8, 2023, the Company may only repay the loan from funds held outside of the Trust Account.
On July 28, 2023, the Company entered into a satisfaction and discharge of indebtedness (the “Satisfaction and Discharge”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), pursuant to which, among other things, EF Hutton agreed to accept

$1,000,000
in cash and a 12-month right of participation, beginning on the date of the closing of the initial business combination, in lieu of the full deferred underwriting commission of
$3,501,750
in cash.
On August 4, 2023, the Company, SRIVARU Holding Limited, and Pegasus Merger Sub Inc. entered into the first amendment (the “First Amendment”) to the agreement and plan of merger, dated as of March 13, 2023 (as amended by the First Amendment, the “Merger Agreement”) pursuant to which the parties thereto increased the share consideration payable to holders of the Company’s Class A common stock, par value $0.000001 per share (a “MOBV Share”), other than Sponsor, EF Hutton, a division of Benchmark Investments, LLC or any member of the Company’s Board, to include each such holder’s pro rata share of an additional 2,500,000 ordinary shares of the SRIVARU Holding Limited, relative to the number of applicable MOBV Shares outstanding immediately prior to the Effective Time.
On August 7, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. If the Company completes an initial business combination by September 8, 2023, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination by September 8, 2023, the Company may only repay the loan from funds held outside of the Trust Account. The Company also notified Continental that it was extending the time available to the Company to consummate its initial business combination from August 8, 2023, to September 8, 2023 (the “Extension”). The Extension is the fourth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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

Trust Extension

On July 7, 2023, we held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must consummate a business combination from July 8, 2023 (the “Termination Date”) to July 15, 2023 and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the Termination Date from July 15, 2023 to August 8, 2023 and thereafter on a monthly basis up to six times after August 8, 2023 (each, an “Extension,” and the end date of each such Extension, the “Extended Date”), for a total of up to seven months after the Termination Date (assuming the Company has not consummated a business combination) by depositing into the Trust Account on the then-applicable Extended Date, for each Extension, beginning on the Extension commencing July 15, 2023, the lesser of (i) $100,000 or (ii) $0.05 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal (the “Extension Payment”) until February 8, 2024 (assuming the Company’s business combination has not occurred). In connection with the Special Meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A Common Stock at a redemption price of approximately $10.58 per share (the “Redemption”), for an aggregate redemption amount of approximately $45,849,102. As of August 11, 2023 the Board has approved four Extensions.

On July 28, 2023, we entered into a satisfaction and discharge of indebtedness (the “Satisfaction and Discharge”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), pursuant to which, among other things, EF Hutton agreed to accept $1,000,000 in cash and a 12-month right of participation, beginning on the date of the closing of the initial business combination, in lieu of the full deferred underwriting commission of $3,501,750 in cash.

On August 7, 2023, we notified Continental that it was extending the time available to the Company to consummate its initial business combination from August 8, 2023, to September 8, 2023 (the “Extension”). The Extension is the fourth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.

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

On August 4, 2023, the Company, SRIVARU Holding Limited, and Pegasus Merger Sub Inc. entered into the first amendment (the “First Amendment”) to the agreement and plan of merger, dated as of March 13, 2023 (as amended by the First Amendment, the “Merger Agreement”) pursuant to which the parties thereto increased the share consideration payable to holders of the Company’s Class A common stock, par value $0.000001 per share (a “MOBV Share”), other than Sponsor, EF Hutton, a division of Benchmark Investments, LLC or any member of the Company’s Board, to include each such holder’s pro rata share of an additional 2,500,000 ordinary shares of the SRIVARU Holding Limited, relative to the number of applicable MOBV Shares outstanding immediately prior to the Effective Time.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2022 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net income of $426,723, which consisted of dividends earned on investments held in the Trust Account of $1,247,737, offset by formation and operating costs of $585,225 and provision for income taxes of $235,789.

For the six months ended June 30, 2023, we had net income of $350,377, which consisted of dividends earned on investments held in the Trust Account of $2,346,695, offset by formation and operating costs of $1,523,540 and provision for income taxes of $472,778.

For the three months ended June 30, 2022, we had net loss of $110, which consisted of formation and operating costs.

For the period from January 7, 2022 (inception) through June 30, 2022, we had net loss of $1,384, which consisted of formation and operating costs.

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

On April 24, 2023 and June 1, 2023, the Sponsor agreed to loan the Company an aggregate of $666,333 to be used to fund the extension deposits made to the Trust Account (the “April 2023 Note” and the “June 2023 Note”, respectively. The April 2023 Note is non-interest bearing and payable on the earlier of (i) June 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. The June 2023 Note is non-interest bearing and payable on the earlier of (i) July 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. Upon the consummation of the closing of a Business Combination, the Company will convert the unpaid principal balance under convertible promissory notes into a number of shares of non-transferable, non-redeemable, Class A Common Stock of the Company (the “Conversion Shares”) equal to (x) the principal amount of the notes being converted divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account.

On July 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. If the Company completes an initial business combination by August 8, 2023, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination by August 8, 2023, the Company may only repay the loan from funds held outside of the Trust Account.

On August 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. If the Company completes an initial business combination by September 8, 2023, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination by September 8, 2023, the Company may only repay the loan from funds held outside of the Trust Account.

For the six months ended June 30, 2023, cash used in operating activities was $904,723. Net income of $350,377 was affected by dividend income on investments held in the Trust Account of $2,346,695 and changes in operating assets and liabilities, which provided $1,091,595 of cash from operating activities.

For the period from January 7, 2022 (inception) through June 30, 2022, cash used in operating activities was $115. Net loss of $1,384 was affected by changes in operating assets and liabilities, which provided $1,269 of cash from operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $106,272,432 (including $3,721,182 of dividend income) consisting of U.S. Treasury securities in a mutual fund. We may withdraw income from the Trust Account to pay taxes, if any. Through June 30, 2023, we have withdrawn $467,000 of income earned from the Trust Account to pay certain tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $27,078. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.

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

Going Concern

As of June 30, 2023, the Company had a working capital deficit. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating a Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

On April 24, 2023 and June 1, 2023, the Sponsor agreed to loan the Company an aggregate of $666,333 to be used to fund the extension deposits made to the Trust Account (the “April 2023 Note” and the “June 2023 Note”, respectively. The April 2023 Note is non-interest bearing and payable on the earlier of (i) June 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. The June 2023 Note is non-interest bearing and payable on the earlier of (i) July 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. Upon the consummation of the closing of a Business Combination, the Company will convert the unpaid principal balance under convertible promissory notes into a number of shares of non-transferable, non-redeemable, Class A Common Stock of the Company (the “Conversion Shares”) equal to (x) the principal amount of the notes being converted divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account.

On August 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. If the Company completes an initial business combination by September 8, 2023, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination by September 8, 2023, the Company may only repay the loan from funds held outside of the Trust Account.

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

On July 28, 2023, we entered into a satisfaction and discharge of indebtedness (the “Satisfaction and Discharge”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), pursuant to which, among other things, EF Hutton agreed to accept $1,000,000 in cash and a 12-month right of participation, beginning on the date of the closing of the initial business combination, in lieu of the full deferred underwriting commission of $3,501,750 in cash.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The	following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	First Amendment to Agreement and Plan of Merger, dated August 4, 2023	8-K	001-41464	2.1	August 4, 2023

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Mobiv Acquisition Corp.	8-K	001-41464	3.1	July 7, 2023

10.1	Amendment to the Investment Management Trust Agreement	8-K	001-41464	10.1	July 7, 2023

10.2	Satisfaction and Discharge of Indebtedness, dated July 28, 2023	8-K	001-41464	10.1	August 3, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBIV ACQUISITION CORP

Date: August 11, 2023	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)