Form 10-Q
period 2023-09-30
Mobiv Acquisition Corp
filed 2023-11-14
CIK 1931691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-41464

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2023,
there
were 839,342 shares of Class A common stock, par value $0.000001 per share, and 2,501,250 shares of Class B common stock, par value $0.000001 per share, issued and outstanding.

MOBIV ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and for the three months ended September 30, 2022 and for the period from January 7, 2022 (Inception) through September 30, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 (Unaudited) and for the three months ended September 30, 2022 and for the period from January 7, 2022 (Inception) through September 30, 2022 (Unaudited)	3
	Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and for the period from January 7, 2022 (Inception) through September 30, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II. Other Information		30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signatures		33

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MOBIV ACQUISITION CORP
BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$263,240	$467,756
Prepaid expenses and other current assets	26,667	6,667
Short-term prepaid insurance	92,892	278,664

Total Current Assets	382,799	753,087
Long-term prepaid insurance	—	23,226
Marketable securities held in Trust Account	61,120,249	103,726,404

TOTAL ASSETS	$61,503,048	$104,502,717

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,775,685	$308,569
Redeemed stock payable to public stockholders	58,922,549	—
Income taxes payable	583,838	206,045
Excise tax liability	1,047,717	—
Amount due to related party	260	3,215
Total current liabilities	62,330,049	517,829
Convertible promissory notes—related party	1,081,333	—
Deferred underwriting fee payable	1,000,000	3,501,750

TOTAL LIABILITIES	64,411,382	4,019,579

Commitments and Contingencies (Note 6)
Redeemable Class A Common Stock
Redeemable Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 195,992 and 10,005,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.25 and $10.33 at September 30, 2023 and December 31, 2022, respectively	2,008,918	103,323,647
Stockholders’ Deficit
Preferred shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.000001 par value; 100,000,000 shares authorized; 643,350 issued and outstanding (excluding 195,992 and 10,005,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, par value $0.000001; 10,000,000 shares authorized; 2,501,250 issued and outstanding	3	3
Additional paid in capital	437,311	—
Accumulated deficit	(5,354,567)	(2,840,513)

Total Stockholders’ Deficit	(4,917,252)	(2,840,509)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$61,503,048	$104,502,717

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2023	For the Period from January 7, 2022 (Inception) Through September 30, 2022
	2023	2022
Operating and formation costs	1,094,446	365,807	2,617,986	367,191

Loss from operations	(1,094,446)	(365,807)	(2,617,986)	(367,191)
Other income:
Dividends on marketable securities held in Trust Account	841,750	310,188	3,188,445	310,188

Total Other income	841,750	310,188	3,188,445	310,188
Net (loss) income before provision for income taxes	(252,696)	(55,619)	570,459	(57,003)
Provision for income taxes	(171,535)	(34,416)	(644,313)	(34,416)

Net loss	$(424,231)	$(90,035)	$(73,854)	$(91,419)

Weighted average shares outstanding, Class A common stock	6,668,491	6,134,376	9,307,152	2,121,664

Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding, Class B common stock	2,501,250	2,501,250	2,501,250	2,002,881

Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A common stock		Class B common stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2023	643,350	$1	2,501,250	$3	$—	$(2,840,513)	$(2,840,509)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(811,919)	(811,919)
Net loss	—	—	—	—	—	(76,346)	(76,346)

Balance—March 31, 2023	643,350	1	2,501,250	3	—	(3,728,778)	(3,728,774)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,628,281)	(1,628,281)
Net income	—	—	—	—	—	426,723	426,723

Balance—June 30, 2023	643,350	1	2,501,250	3	—	(4,930,336)	(4,930,332)
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,016,722)	—	(1,016,722)
Partial waiver of Deferred Underwriter’s Fee	—	—	—	—	2,501,750	—	2,501,750
Excise tax imposed on common stock redemptions					(1,047,717)	—	(1,047,717)
Net loss	—	—	—	—	—	(424,231)	(424,231)

Balance—September 30, 2023	643,350	$1	2,501,250	$3	$437,311	$(5,354,567)	$(4,917,252)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND
FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) TO SEPTEMBER 30, 2022

	Class A common stock		Class B common stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 7, 2022 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	2,501,250	3	24,997	—	25,000
Net loss	—	—	—	—	—	(1,274)	(1,274)

Balance—March 31, 2022	—	—	2,501,250	3	24,997	(1,274)	23,726
Net income	—	—	—	—	—	(110)	(110)

Balance—June 30, 2022	—	—	2,501,250	3	24,997	(1,384)	23,616
Sale of 10,005,000 Units on August 8, 2022	10,005,000	10	—	—	100,049,990	—	100,050,000
Offering costs	—	—	—	—	(5,400,448)	—	(5,400,448)
Initial classification of Class A common stock subject to possible redemption	(10,005,000)	(10)	—	—	(100,107,538)	(2,443,702)	(102,551,250)
Sale of 543,300 Private Placement Units	543,300	1	—	—	5,432,999	—	5,433,000
Issuance of 100,050 Representative Shares	100,050	—	—	—	—	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(129,471)	(129,471)
Net loss	—	—	—	—	—	(90,035)	(90,035)

Balance—September 30, 2022	643,350	$1	2,501,250	$3	$—	$(2,664,592)	$(2,664,588)

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the period from January 7, 2022 (inception) through September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,854)	$(91,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends on marketable securities held in Trust Account	(3,188,445)	(310,188)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,000)	(24,042)
Short-term prepaid insurance	185,772	(278,664)
Long-term prepaid insurance	23,226	(92,892)
Accounts payable and accrued expenses	1,467,116	247,801
Income taxes payable	377,793	34,416

Net cash flows used in operating activities	(1,228,392)	(514,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	(966,335)	(102,551,250)
Cash withdrawn from Trust Account to pay franchise and income taxes	911,833	—
Cash withdrawn from Trust Account in connection with redemption	45,849,102	—

Net cash flows provided by (used in) financing activities	45,794,600	(102,551,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party	(2,955)	—
Proceeds from issuance of Class B common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	98,549,250
Proceeds from sale of Private Placement Units	—	5,433,000
Amount due to related party	—	9,047
Proceeds from promissory note – related party	—	1,000
Repayment of promissory note – related party	—	(113,774)
Proceeds from convertible promissory notes – related party	1,081,333	—
Payment of offering costs	—	(285,174)
Redemption of common stock	(45,849,102)	—

Net cash flows (used in) provided by financing activities	(44,770,724)	103,618,349

NET (DECREASE) INCREASE IN CASH	(204,516)	552,111

CASH, BEGINNING OF PERIOD	467,756	—

CASH, END OF PERIOD	$263,240	$552,111

Supplementary cash flow information:
Cash paid for income taxes	$266,520	$—

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$1,047,717	$—

Deferred offering costs included in promissory note – related party	$—	$112,774

Initial classification of Class A common stock subject to possible redemption	$—	$102,551,250

Accretion for Class A common stock to redemption amount	$3,456,922	$129,471

Impact of the partial waiver of deferred commission by the underwriters	$2,501,750	$—

Deferred underwriting fee payable	$—	$3,501,750

Redeemed stock payable to shareholders	$58,922,549	$—

The accompanying notes are an integral part of the unaudited financial statements.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2022 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Mobiv Pte. Ltd., a Singapore private company (the “Sponsor”). The Registration Statement for the Company’s Initial Public Offering was declared effective on August 3, 2022. On August 8, 2022, the Company consummated its Initial Public Offering of 10,005,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,050,000 (the “Initial Public Offering”), and incurring offering costs of $5,400,448, of which $3,501,750 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option
to purchase up to an additional 1,305,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 5, 2022, the over-allotment option was exercised in full, and the closing occurred simultaneously with the Initial Public Offering on August 8, 2022.
Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 543,300 Units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $5,433,000 (the “Private Placement”) (see Note 4).
Following the closing of the Initial Public Offering on August 8, 2022, an amount of $102,551,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of180days or less or in money market funds meeting certain conditions under Rule
2a-7
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
SEPTEMBER 30, 2023
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
On April 24, 2023, the Company notified Continental Stock Transfer & Trust Company, the trustee of the Company’s trust account, that it was extending the time available to the Company to consummate its initial business combination from May 8, 2023, to July 8, 2023 (the “Extensions”). The Extensions are the first and second of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extensions, in May 2023 and June 2023, the Sponsor deposited an aggregate of $666,333 (the “Extension Payments”) into the Trust account, on behalf of the Company. These deposits were made in respect of non-interest-bearing
loans to the Company (the “Loans”). If the Company completes an initial business combination, the outstanding principal amount of the Loans will be converted into shares of the Company’s Class A common stock. If the Company does not complete its initial business combination, the Company may only repay the Loans from funds held outside of the Trust Account.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

On July 7, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from July 8, 2023 (the “Termination Date”) to July 15, 2023 and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the Termination Date from July 15, 2023 to August 8, 2023 and thereafter on a monthly basis up to six times after August 8, 2023 (each, an “Extension,” and the end date of each such Extension, the “Extended Date”), for a total of up to seven months after the Termination Date (assuming the Company has not consummated a business combination) by depositing into the Trust Account on the then-applicable Extended Date, for each Extension, beginning on the Extension commencing July 15, 2023, the lesser of (i) $100,000 or (ii) $0.05 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal (the “Extension Payment”) until February 8, 2024 (assuming the Company’s business combination has not occurred). In connection with the Special Meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A Common Stock at a redemption price of approximately $10.58 per share (the “Redemption”), for an aggregate redemption amount of approximately $45,849,102. In connection with the Extension, the Company deposited $100,000 into the Trust Account.
On August 7, 2023, September 5, 2023, and October 5, 2023, the Company notified Continental that it was extending the time available to the Company to consummate its initial business combination from August 8, 2023 to September 8, 2023, and from September 8, 2023 to October 8, 2023, and from October 8, 2023 to November 8, 2023, respectively ( the “Extensions”). The Extensions are the fourth, fifth, and sixth of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extensions, the Company deposited an aggregate amount of $300,000 into the Trust Account.
On September 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Business Combination Proposal”) to adopt the business combination agreement, dated as of March 13, 2023, as amended on August 4, 2023 (the “Business Combination Agreement”), as it may further be amended from time to time, by and among the Company, SRIVARU Holding Limited, a Cayman Islands exempted company, and Pegasus Merger Sub Inc., a Delaware corporation and approve the business combination and the other transactions contemplated by the Business Combination Agreement and the terms thereto.
In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 5,530,395 shares of Class A Common Stock (the “Redemption”). Following the Special Meeting, holders of approximately 53,000 shares of Class A Common Stock subsequently reversed their redemption election. The shares were redeemed for an approximate price of $10.76 per share, for an aggregate amount of $58,922,549.
These redemptions were not paid at September 30, 2023, and are reflected as a liability on the balance sheets.
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
SEPTEMBER 30, 2023
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Liquidity and Capital Resources
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 in cash from the Sponsor in exchange for issuance of founder shares (as defined in Note 5), and loan from the Sponsor of $113,774 under the Note (as defined in Note 5). The Company repaid the Note in full on August 11, 2022, after receipt of funds in the operating bank account from the Trust Account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
As of September 30, 2023, the Company had a working capital deficit. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update
(“ASU”)2014-15,“Disclosures
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
The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
as filed with the SEC on February 21, 2023. The interim results for the three and nine months ended September 30, 2023 is not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
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
SEPTEMBER 30, 2023
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $263,240 and $467,756 as of September 30, 2023 and December 31, 2022, respectively, and had no cash equivalents.
Marketable Securities Held in Trust Account
At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
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
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 10,005,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than

$5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. At September 30, 2023 and December 31, 2022, there were 195,992 and 10,005,000 shares of Class A common stock subject to possible redemption outstanding (excluding the 543,300 private placement shares and 100,050 representative shares reported as part of permanent equity) and accretion of its carrying value to redemption value totaled to $3,456,922 and $6,172,845, respectively.
On July 7, 2023, the Company held a special meeting at which stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from July 8, 2023 to July 15, 2023, and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the termination date from July 15, 2023 to August 8, 2023, and thereafter on a monthly basis up to six times after August 8, 2023. . In connection with the special meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A common stock at a redemption price of approximately $10.58 per share for an aggregate amount of approximately $45,849,102. On August 7, 2023, September 5, 2023, and October 5, 2023, the Company notified Continental that it was extending the time available to the Company to consummate its initial business combination from August 8, 2023 to September 8, 2023, and from
September 8, 2023
to
October 8, 2023
, and from October 8, 2023 to November 8, 2023, respectively ( the “Extensions”). The Extensions are the fourth, fifth, and sixth of up to nine
(9) one-month
extensions permitted under the Company’s governing documents.
On September 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Business Combination Proposal”) to adopt the business combination agreement, dated as of March 13, 2023, as amended on August 4, 2023 (the “Business Combination Agreement”), as it may further be amended from time to time, by and among the Company, SRIVARU Holding Limited, a Cayman Islands exempted company, and Pegasus Merger Sub Inc., a Delaware corporation and approve the business combination and the other transactions contemplated by the Business Combination Agreement and the terms thereto.
In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 5,530,395 shares of Class A Common Stock (the “Redemption”). Following the Special Meeting, holders of approximately 53,000 shares of Class A Common Stock subsequently reversed their redemption election. The shares were redeemed for an approximate price of $10.76 per share, for an aggregate amount of $58,922,549.
These redemptions were not paid at September 30, 2023, and are reflected as a liability on the accompanying balance sheets.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

At September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$100,050,000
Less:
Shares of class A common stock issuance costs	(5,400,448)
Overfunding in Trust Account ($0.25/unit)	2,501,250
Plus:
Accretion of carrying value to redemption value	6,172,845

Shares of Class A common stock subject to possible redemption, December 31, 2022	103,323,647
Plus:
Accretion of carrying value to redemption value	811,919

Shares of Class A common stock subject to possible redemption, March 31, 2023	104,135,566
Plus:
Accretion of carrying value to redemption value	1,628,281

Shares of Class A common stock subject to possible redemption, June 30, 2023	105,763,847
Less:
Redemption of shares	(104,771,651)
Plus:
Accretion of carrying value to redemption value	1,016,722

Shares of Class A common stock subject to possible redemption, September 30, 2023	$2,008,918

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
The Company’s effective tax rate was 67.88% and 61.88% for the three months ended September 30, 2023 and 2022, respectively, and (112.95%) and 60.38% for the nine months ended September 30, 2023 and for the period from January 7, 2022 (inception) through September 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and for the period from January 7, 2022 (inception) through September 30, 2022, primarily due to business combination expenses and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
The provision for income taxes for the three and nine months ended September 30, 2023 was $171,535 and $644,313, respectively.
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
The Company’s statement of operations includes a presentation of loss per share for Class A common stock (inclusive of shares subject to possible redemption, private placement shares, and representative shares) in a manner similar to the two-class
method of loss per common stock. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock, and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(308,513)	$(115,718)	$(63,957)	$(26,078)
Denominator:
Basic and diluted weighted average shares outstanding	6,668,491	2,501,250	6,134,376	2,501,250
Basic and diluted net loss per share of common stock	$(0.05)	$(0.05)	$(0.01)	$(0.01)

	For the Nine Months Ended September 30,		For the Period from January 7, 2022 (Inception) through September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(58,210)	$(15,644)	$(47,026)	$(44,393)
Denominator:
Basic and diluted weighted average shares outstanding	9,307,152	2,501,250	2,121,664	2,002,881
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. On September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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
On July 10, 2023 and September 28, 2023, the Company’s stockholders redeemed 4,331,613 shares of Class A common stock and 5,477,395 shares of Class A common stock, respectively, for a total amount of $104,771,651. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023, and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $1,047,717 of excise tax liability calculated as 1% of shares redeemed on July 10, 2023 and September 28, 2023.
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
As of September 30, 2023, the Company incurred offering costs of approximately $5,400,448, including $1,500,750 of underwriting fees paid in cash, $3,501,750 of deferred underwriting fees, and $397,948 of other offering costs.
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
SEPTEMBER 30, 2023
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
Administrative Services Arrangement
An affiliate of the Company’s has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor, of $10,000 per month, for up to nine months, subject to extension to 18 months, as provided in the Company’s Registration Statement, for such administrative services. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000 in such fees, respectively. For three months ended September 30, 2022 and for the period from January 7, 2022 (inception) through September 30, 2022, the Company incurred and paid $20,000 in such fees.
Promissory Note — Related Party
On April 22, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Offering. The note is non-interest
bearing and payable on the earlier of the consummation of the Offering or December 31, 2022. The outstanding amount has been repaid after the completion of the offering out of the $431,000 of offering proceeds that has been allocated for the payment of offering expenses. As of the IPO closing date, the Company had borrowed $113,774 under the promissory note with the Sponsor. Subsequently, on August 11, 2022, the Company has repaid $113,774 under the promissory note with the Sponsor. As of September 30, 2023 and December 31, 2022, there were no outstanding under promissory note.
Convertible Promissory Notes – Related Party
On April 24, 2023 and June 1, 2023, the Sponsor agreed to loan the Company an aggregate of $666,333 to be used to fund the extension deposits made to the Trust Account (the “April 2023 Note” and the “June 2023 Note”, respectively). The April 2023 Note is non-interest
bearing and payable on the earlier of (i) June 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. The June 2023 Note is non-interest
bearing and payable on the earlier of (i) July 8, 2023 or (ii) promptly after the date of the consummation of the Company’s initial Business Combination. Upon the consummation of the closing of a Business Combination, the Company will convert the unpaid principal balance under convertible promissory notes into a number of shares of non-transferable,
non-redeemable,
Class A Common Stock of the Company (the “Conversion Shares”) equal to (x) the principal amount of the notes being converted divided by (y) the conversion price of $10.00, rounded up to the nearest whole number of shares. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account.
On July 7, 2023, the Company also entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest
bearing and is payable on the earlier of (i)February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Extension is the third of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
On August 7, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest
bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Company also notified Continental that it was extending the time available to the Company to consummate its initial business combination from August 8, 2023, to September 8, 2023 (the “Extension”). The Extension is the fourth of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
On September 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest
bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Company also notified Continental that it was extending the time available to the Company to consummate its initial business combination from September 8, 2023, to October 8, 2023 (the “Extension”). The Extension is the fifth of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
On September 27, 2023, the Company entered into a promissory note with the Sponsor in the amount of $115,000. The note is non-interest
bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination , the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.
On October
1
, 2023, the Company entered into a promissory note with the Sponsor in the amount of $150,000. The note is non-interest
bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination.
Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.
On October 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest
bearing and is
payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of

$10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Company also notified Continental that it was extending the time available to the Company to consummate its initial business combination from October 8, 2023, to November 8, 2023 (the “Extension”). The Extension is the sixth of up to nine
(9) one-month
extensions
permitted
under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
On November 6, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.
As of
September 30, 2023 and December 31, 2022, an aggregate $1,081,333 and $0 is outstanding under the promissory notes, respectively.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Amount Due to Related Party
The Sponsor transferred $5,433,279 to the Trust Account before the offering. The remaining excess proceeds over the private placement of $260 will be transferred to the Sponsor as the over-allotment has already been exercised in full. As of September 30, 2023 and December 31, 2022, there was $260 and $3,215 outstanding under amount due to related party, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes initial Business Combination, the Company will repay such loaned amounts. In the event that initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial Business Combination. The Units would be identical to the placement Units. As of September 30, 2023 and December 31, 2022, there is no amount outstanding under such Working Capital Loans.
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
The underwriters were paid a cash underwriting discount of
one-point
five percent (1.50%) of the gross proceeds of the Offering, or $1,500,750 as the underwriters’ over-allotment is exercised in full at the date of the Initial Public Offering. The underwriters are also initially entitled to a deferred fee of three- point five percent (3.50%) of the gross proceeds of the Offering, or $3,501,750 as the underwriters’ over-allotment is exercised in full upon closing of the Business Combination. The deferred fee was to be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the Initial Public Offering shares in the Company’s Class A common stock or 100,050 Class A common stock as the underwriters’ over-allotment is exercised in full.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

On January 27, 2023, the Company entered into that certain Amendment No. 1 (the “Amendment”) to the Underwriting Agreement, dated August 23, 2022 (the “Underwriting Agreement”) with EF Hutton. Pursuant to the terms of the amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace EF Hutton’s existing right of first refusal under the Underwriting Agreement with a right of participation, for the period commencing on the date of the closing of a Business Combination until the six (6) month anniversary thereof, as an investment banker, joint book-runner, and/or placement agent for no less than thirty percent(30%) of the total economics for each and every domestic U.S. public and private equity and equity-linked offering of the Company.
On July 28, 2023, the Company entered into a satisfaction and discharge of indebtedness (the “Satisfaction and Discharge”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), pursuant to which, among other things, EF Hutton agreed to accept $1,000,000 in cash and a
12-month
right of participation, beginning on the date of the closing of the initial business combination, in lieu of the full deferred underwriting commission of $3,501,750 in cash. As a result, the Company recorded $2,501,750 to additional paid-in
capital in relation to the reduction of the deferred underwriter fee in the accompanying financial statements.
Business Combination Agreement
On March 13, 2023, the Company entered into the Merger Agreement with SVH, and Merger Sub. Pursuant to the terms of the Merger Agreement, a business combination between the Company and SVH will be effected through the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of SVH.
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
(iv) Each share of Class B common stock, par value $0.000001 issued and outstanding immediately prior to the Effective Time shall be automatically converted into one SVH Share, following which all Founder Shares shall automatically be cancelled and shall cease to exist by virtue of the Merger.
(v) Each issued and outstanding Company Class A Share issued and outstanding immediately prior to the Effective Time shall be exchanged automatically for Per Share Consideration, following which all Company Class A Shares shall automatically be canceled and shall cease to exist by virtue of the Merger.

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued and outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 643,350 shares of Class A common stock issued and outstanding, excluding the 195,992 and 10,005,000 shares of Class A common stock which are subject to possible redemption and were classified in temporary equity outside of stockholders’ deficit in the balance sheets, respectively.
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

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

On September 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Business Combination Proposal”) to adopt the business combination agreement, dated as of March 13, 2023, as amended on August 4, 2023 (the “Business Combination Agreement”), as it may further be amended from time to time, by and among the Company, SRIVARU Holding Limited, a Cayman Islands exempted company, and Pegasus Merger Sub Inc., a Delaware corporation and approve the business combination and the other transactions contemplated by the Business Combination Agreement and the terms thereto. In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 5,530,395 shares of Class A Common Stock (the “Redemption”). Following the Special Meeting, holders of approximately 53,000 shares of Class A Common Stock subsequently reversed their redemption election. The shares were redeemed for an approximate price of $10.76 per share, for an aggregate amount of $58,922,549.
These redemptions were not paid at September 30, 2023, and are reflected as a liability on the accompanying balance sheets.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On April 22, 2022, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On July 1, 2022, the Sponsor surrendered an aggregate of 373,750 founder shares for no consideration, which surrender was effective retroactively, resulting in 2,501,250 shares being outstanding. Such Class B common stock included an aggregate of up to 326,250 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. The underwriters’ over-allotment option was exercised in full on August 5, 2022. The Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering, which amount would greater if the initial stockholders purchased Units in the Offering. On May 1, 2022, the Sponsor transferred 5,000 founder shares pursuant to executed securities assignment agreements to the Company’s Chief Financial Officer and each of the three independent directors at their original purchase price. Pursuant to a subscription agreement dated April 5, 2022 between Lloyd Bloom and the Sponsor, Lloyd Bloom, one of the independent directors, also subscribed 10,000 Class B Common Stock at $5.00 per share. As of September30, 2023, the Sponsor owned 2,471,250 shares of Class B common stock. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one
basis. As of September 30, 2023 and December 31, 2022, there were 2,501,250 shares of Class B common stocks issued and outstanding.
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
SEPTEMBER 30, 2023
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
At September 30, 2023, assets held in the Trust Account were comprised of $61,120,249 in U.S. Treasury securities invested in a mutual fund. During the three and nine months ended September 30, 2023, the Company has withdrawn $911,833 of income earned from the Trust Account to pay certain tax obligations and $45,849,102 in connection with redemptions.
At December 31, 2022, assets held in the Trust Account were comprised of $103,726,404 in U.S. Treasury securities invested in a mutual fund. During the period from January 7, 2022 (inception) through December 31, 2022, the Company did not withdraw any dividend income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Mutual Fund	1	$61,120,249	$103,726,404

MOBIV ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
On October 5, 2023, the Company, notified Continental that it was extending the time available to the Company to consummate its initial business combination from October 8, 2023, to November 8, 2023 (the “Extension”). The Extension is the sixth of up to nine
(9) one-month
extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.
On October 1, 2023, the Company entered into a promissory note with the Sponsor in the amount of $150,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.
On October 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest
bearing
and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of s Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account.
On November 6, 2023, the Sponsor notified the Company that it intends to fund an additional $100,000 in the Trust Account to extend the Deadline by one month to December 8, 2023. On November 6, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
(the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-Kfiled with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Trust Extension

On July 7, 2023, we held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Charter Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must consummate a business combination from July 8, 2023 (the “Termination Date”) to July 15, 2023 and to allow the Company’s Chief Executive Officer or Chief Financial Officer, without a further stockholder vote, to further extend the Termination Date from July 15, 2023 to August 8, 2023 and thereafter on a monthly basis up to six times after August 8, 2023 (each, an “Extension,” and the end date of each such Extension, the “Extended Date”), for a total of up to seven months after the Termination Date (assuming the Company has not consummated a business combination) by depositing into the Trust Account on the then-applicable Extended Date, for each Extension, beginning on the Extension commencing July 15, 2023, the lesser of (i) $100,000 or (ii) $0.05 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal (the “Extension Payment”) until February 8, 2024 (assuming the Company’s business combination has not occurred). In connection with the Special Meeting, stockholders elected to redeem an aggregate of 4,331,613 shares of Class A Common Stock at a redemption price of approximately $10.58 per share (the “Redemption”), for an aggregate redemption amount of approximately $45,849,102. On August 7, 2023, September 5, 2023, and October 5, 2023, we notified Continental that we were extending the time available to the Company to consummate its initial business combination from August 8, 2023 to September 8, 2023, and from September 8, 2023 to October 8, 2023, and from October 8, 2023 to November 8, 2023, respectively ( the “Extensions”). The Extensions are the fourth, fifth, and sixth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extensions, we deposited an aggregate amount of $300,000 into the Trust Account.

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

On September 28, 2023, we held a special meeting of stockholders (the “Special Meeting”), where stockholders approved the proposal (the “Business Combination Proposal”) to adopt the business combination agreement, dated as of March 13, 2023, as amended on August 4, 2023 (the “Business Combination Agreement”), as it may further be amended from time to time, by and among the Company, SRIVARU Holding Limited, a Cayman Islands exempted company, and Pegasus Merger Sub Inc., a Delaware corporation and approve the business combination and the other transactions contemplated by the Business Combination Agreement and the terms thereto. In connection with the Special Meeting, stockholders properly elected to redeem an aggregate of 5,530,395 shares of Class A Common Stock (the “Redemption”). Following the Special Meeting, holders of approximately 53,000 shares of Class A Common Stock subsequently reversed their redemption election. The shares were redeemed for an approximate price of $10.76 per share, for an aggregate amount of $58,922,549. These redemptions were not paid at September 30, 2023, and are reflected as a liability on the accompanying balance sheets.

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

(iv) Each share of Class B common stock, par value $0.000001 issued and outstanding immediately prior to the Effective Time shall be automatically converted into one SVH Share, following which all Founder Shares shall automatically be cancelled and shall cease to exist by virtue of the Merger.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2022 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had net loss of $424,231, which consisted of formation and operating costs of $1,094,446 and provision for income taxes of $171,535, offset by dividends earned on investments held in the Trust Account of $841,750.

For the nine months ended September 30, 2023, we had net loss of $73,854, which consisted of formation and operating costs of $2,617,986 and provision for income taxes of $644,313, offset by dividends earned on investments held in the Trust Account of $3,188,445.

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

On July 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account. The Extension is the third of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.

On August 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Extension is the fourth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.

On September 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of the Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Company also notified Continental that it was extending the time available to the Company to consummate its initial business combination from September 8, 2023, to October 8, 2023 (the “Extension”). The Extension is the fifth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.

On September 27, 2023, the Company entered into a promissory note with the Sponsor in the amount of $115,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination , the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

On October 1, 2023, the Company entered into a promissory note with the Sponsor in the amount of $150,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

On October 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of the Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account. The Company also notified Continental that it was extending the time available to the Company to consummate its initial business combination from October 8, 2023, to November 8, 2023 (the “Extension”). The Extension is the sixth of up to nine (9) one-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $100,000 into the Trust Account.

On November 6, 2023, the Sponsor notified the Company that it intends to fund an additional $100,000 in the Trust Account to extend the Deadline by one month to December 8, 2023. On November 6, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

For the nine months ended September 30, 2023, cash used in operating activities was $1,228,392. Net loss of $73,854 was affected by dividend income on investments held in the Trust Account of $3,188,445 and changes in operating assets and liabilities, which provided $2,033,907 of cash from operating activities.

For the period from January 7, 2022 (inception) through September 30, 2022, cash used in operating activities was $514,988. Net loss of $91,419 was affected by dividend income of $310,188 changes in operating assets and liabilities, which used $113,381 of cash from operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $61,120,249 (including $216,767 of dividend income) consisting of U.S. Treasury securities in a mutual fund. We may withdraw income from the Trust Account to pay taxes, if any. Through September 30, 2023, we have withdrawn $911,833 of income earned from the Trust Account to pay certain tax obligations and $45,849,102 in connection with redemptions. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $263,240. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination, pay for the directors and officers liability insurance premiums, and pay for monthly office space, utilities, and secretarial and administrative support.

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

Going Concern

As of September 30, 2023, the Company had a working capital deficit. The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating a Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

On July 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

On August 7, 2023, we entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account.

On September 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of the Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account

On September 27, 2023, the Company entered into a promissory note with the Sponsor in the amount of $115,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business Combination , the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

On October 1, 2023, the Company entered into a promissory note with the Sponsor in the amount of $150,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

On October 5, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2024 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of the Business Combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination , the Company may only repay the loan from funds held outside of the Trust Account.

On November 6, 2023, the Sponsor notified the Company that it intends to fund an additional $100,000 in the Trust Account to extend the Deadline by one month to December 8, 2023. On November 6, 2023, the Company entered into a promissory note with the Sponsor in the amount of $100,000. The note is non-interest bearing and is payable on the earlier of (i) February 8, 2023 or (ii) promptly after the date on which the Company consummates an initial business combination. Upon the closing of a Business combination, the outstanding principal amount of the loan will be converted into shares of the Company’s Class A common stock equal to (x) the principal amount of this Note being converted divided by (y) the conversion price of $10.00. If the Company does not complete its initial business combination, the Company may only repay the loan from funds held outside of the Trust Account.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

MOBIV ACQUISITION CORP

Date: November 14, 2023	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Weng Kiat (Adron) Leow
	Name:	Weng Kiat (Adron) Leow
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)